Form 10QSB
period 2007-09-30
AFFORDABLE GREEN HOMES INTERNATIONAL
filed 2007-11-30
CIK 1403081

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  Quarterly  report under Section 13 or 15(d) of the Securities  Exchange Act of 1934
for the quarterly period ended September 30, 2007

☐  Transition report under Section 13 or 15(d) of the Securities  Exchange Act of 1934
for the transition period from ______________ to ______________

Commission file number: 333-144765

AFFORDABLE GREEN HOMES INTERNATIONAL, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	87-0785410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Vella Street Suite “G” Palm Springs, CA 92264
(Address of principal executive office)

(760) 778-6927
(Issuer's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  COMMON STOCK, PAR VALUE $.001 PER SHARE

Check whether the Registrant:  (1) filed all reports required to be filed by Section 13 or 15(d) of the  Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of September 30, 2007 was 9,925,000.

AFFORDABLE GREEN HOMES INTERNATIONAL, INC.

This Form 10-QSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may," "expects," "believes," "anticipates," "intends," "projects," or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties, which could cause actual results to differ materially from those, described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-QSB to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors, which could cause such results to differ materially from those described in the forward-looking statements, and elsewhere,, are incorporated by reference into this Form 10-QSB. The term the "Company" includes Secured Financial Network, Inc., its predecessors, and its wholly owned subsidiary described elsewhere in this report.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2007 and the results of its operations and cash flows for the nine months ended September 30, 2007 have been made.  Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended September 30, 2007

TABLE OF CONTENTS
Page
FINANCIAL STATEMENTS

Balance sheet	5

Statements of operation	6

Statements of cash flows	7

Notes to financial statements	9

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
BALANCE SHEET
(Unaudited)

Sept. 30, 2007

ASSETS

Total Assets	$-

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Bank overdraft	$108
Related party payables	5,448
Total current liabilties	5,556

Total Liabilities	5,556

Stockholders' Equity
Common stock, $.0001 par value;
25,000,000 shares authorized;
9,925,000 shares issued and
outstanding	993
Additional paid in capital	98,257
Deficit accumulated during the
development stage	(104,806)

Total Stockholders' Equity	(5,556)

Total Liabilities and Stockholders' Equity	$-

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Period From
			Oct. 10, 2006
	Three Months	Six Months	(Inception)
	Ended	Ended	To
	Sept. 30, 2007	Sept. 30, 2007	Sept. 30, 2007

Revenues	$-	$-	$-
	-	-	-

Operating expenses:
Amortization & depreciation	-	-	-
General and administrative	3,525	5,508	104,806
	3,525	5,508	104,806

Gain (loss) from operations	(3,525)	(5,508)	(104,806)

Other income (expense):	-	-	-

Income (loss) before
provision for income taxes	(3,525)	(5,508)	(104,806)

Provision for income tax	-	-	-

Net income (loss)	$(3,525)	$(5,508)	$(104,806)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	9,925,000	9,925,000

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

		Period From
		Oct. 10, 2006
	Six Months	(Inception)
	Ended	To
	Sept. 30, 2007	Sept. 30, 2007

Cash Flows From Operating Activities:
Net income (loss)	$(5,508)	$(104,806)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation
Bank overdraft	108	108
Accounts payable
Related party payables	5,308	5,448
Compensatory stock issuances		23,000
Net cash provided by (used for)
operating activities	(92)	(76,250)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

		Period From
		Oct. 10, 2006
	Six Months	(Inception)
	Ended	To
	Sept. 30, 2007	Sept. 30, 2007

Cash Flows From Financing Activities:
Sales of common stock		76,250
Net cash provided by (used for)
financing activities	-	76,250

Net Increase (Decrease) In Cash	(92)	-

Cash At The Beginning Of The Period	92	-

Cash At The End Of The Period	$-	$-

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Affordable Green Homes International (the “Company”), was incorporated in the State of Nevada on October 10, 2006. The Company is in business to build affordable family homes for lower income workers in Mexico and South American countries by using low cost structural concrete insulated panels as the basic construction methodology. The Company plans to purchase land for development, and to market and build finished homes using  local labor.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At September 30, 2007 the Company had no balance in its allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life.

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Financial Instruments

The carrying value of the Company’s financial instruments as reported in the accompanying balance sheet, approximates fair value.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Plan of Operations

The following discussion is intended to provide an analysis of our financial condition and Plan of Operation and should be read in conjunction with our financial statements and the notes thereto set forth herein.  The matters discussed in this section that are not historical or current facts, deal with potential future circumstances and developments.  Our actual results could differ materially from the results discussed in the forward-looking statements.  Factors that could cause or contribute to such differences include those discussed below.

Plan of Operations

MANAGEMENT'S  DISCUSSION & ANALYSIS OF FINANCIAL  CONDITION & RESULTS OF OPERATION

Affordable Green Homes, International currently has several growth objectives, which have been broken down into three distinct phases. These phases are outlined below:

PHASE I

In the first year (Phase I), Affordable Green Homes International plans to build 120 homes on property in Torreon Coahuila, Mexico. Phase I the Company will target to build 10 homes per month or 120 homes per year. The proposed size of the homes to be built range from 504 square feet to 804 square feet. The Company will build 75% - 504 square foot homes and 25% - 804 square foot homes.

Depending on the layout and the location of the building sites, it will be possible to build 12 homes per acre of land. The homes will be built out of 4 x 8 - 5 x 12 foot foam core panels with a wire mesh cage penetrating and surrounding it. When the panels are erected in place they will have concrete applied to both sides. The end product is a home that has a structural strength much greater than wood or steel stud built homes. These homes will be able to withstand severe hurricanes, tornados and earthquakes. These homes are fire resistant, flood resistant, mold resistant and termite resistant. They have a higher overall insulation factor and a higher sound transmission class (STC) rating than conventional buildings. Each home will also be equipped for future wireless communications.

The total cost to construct the 504 square foot affordable home in Torreon Coahuila, Mexico is $17,500. Comparable homes in this area sell for $26,500 to $28,500. The total costs to construct the 804 square foot home in Torreon are $30,000. Comparable homes in this area sell for $45,000. In Phase I the total number of 504 square foot homes to be built is 90. The total number of 804 square foot homes to be built is 30.This will generate $1,350,000. profit for Affordable Green Homes International in Phase I.

PHASE II

In the second year (Phase II), the Company will increase the amount of homes built per month to 20 homes. The building construction ratio will remain the same, 75%- 504 square foot homes and 25% - 804 square foot homes. This will generate $2,700,000 dollars profit for Affordable Green Homes International in Phase II.

PHASE III

In the third year the Company will build a fully automated assembly plant on the construction site. This plant will be able to produce 300-350 building panels per day. This quota will provide enough panels to “rough frame” 4 homes per day. With the construction of the panel plant, the costs of the panels will be reduced dramatically and the time of construction for homes will be increased. In Phase III, the Company will increase construction productivity to 40 homes per month or480 homes per year. By the time Phase I, II and III have been built out, Affordable Green Homes, International will have made an estimated $8 million dollars in net profit.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Plan of Operations - continued

Our goals for the next 12 months are:

•	To set up (3) portable panel assembly machines for the initial production of the building panel in Torreon, Mexico. These portable machines will cost approximately $25,000 a piece.
•	Begin to build 4-5 homes per month in the first 3 months of construction. This period will be targeted to begin in the fall of 2007.
•	The company hopes to get construction production up to 10 homes per month in the next 12 months.

During the first stages of Affordable Green Homes growth, our Officers and Directors will provide the majority of the labor required to execute our business plan at no charge.  Management has no intention at this time to hire additional employees in the first year of operations.

ACTIVITIES TO DATE:
The company has an on-site construction consultant in Torreon, Mexico. Mr. Gonzales has built affordable homes in that area and several of his family members are employees in the building trade in the city of Torreon. The cities of Torreon and Gomez Palacio, Mexico plan to build over one million homes for their residents in the next five years.

RESULTS:
The response our company has received from our panel building process is positive. The costs to build are lower than concrete block or stucco, and the actual construction building time is twice as fast.

Our consultants have estimated that there is a real need for our product. Our company has just completed a video that explains the product and shows it being used to construct affordable homes and privacy walls. The company has also completed their initial website which is called www.affordablegreenhomesint.com.

EXPENDITURES

The following chart provides an overview of our budgeted expenditures using our existing cash resources, by significant area of activity for each quarter, over the next 12 months:

ITEMS	April	July	Oct	Jan	12 Month Total
	May	Aug	Nov	Feb
	June	Sept	Dec	Mar
Legal/Accounting	2,000.00	2,000.00	2,000.00	2,000.00	8,000.00

Transfer Agent	3,500.00	500.00	500.00	500.00	5,000.00

Web Site Development	1,500.00	500.00	500.00	500.00	3,000.00

Office Rent	625.00	625.00	625.00	625.00	2,500.00

Travel Expenses	1,500.00	500.00	1,500.00	500.00	4,000.00

Video Production	1,500.00	500.00	500.00	500.00	3,000.00

Advertizing	1,000.00	1,000.00	1,000.00	1,000.00	4,000.00

Office Equipment & Supplies	500.00	500.00	500.00	500.00	2,000.00

TOTALS:	$12,125.00	$6,125.00	$7,125.00	$6,125.00	$31,500.00

Item 2.	Management’s Discussion and Analysis of Financial Condition and Plan of Operations - continued

LIQUIDITY and CASH RESOURCES:

As previously noted, we have raised $10,500 from the sale of stock to our Officers and Directors and $63,750 through a Private Placement to 22 non-affiliated investors. We have paid $500 for our incorporation and operating expenses, $4,000 for bookkeeping and accounting, and $25,000 for expenses associated with this registration statement. Our budgeted expenditures for the next twelve months (minus future construction costs) are $31,500.

How long Affordable Green Homes will be able to satisfy its cash requirements depends on how quickly our company can generate revenue and how much revenue can be generated. Although there can be no assurance at the present, the company plans to be in a position to generate construction revenues by September 2007.

If we fail to generate sufficient revenues we will need to raise additional capital to continue operations. If we cannot secure additional financing from outside sources, our Directors have commitments to fund $40,000 in loans without interest, or through a Private Placement of common shares.

Item 3.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure.

As of the evaluation date, our CEO who also serves as our principal financial and accounting officer, concluded that we do not maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Our CEO is not a financial or accounting professional, and we do not have any other employees, including a chief financial officer, comptroller or similarly titled senior financial officer, or any accounting personnel sufficiently trained in the application of generally accepted accounting principles.  As a result of our limited financial resources, we do not anticipate that we will be in a position to engage such properly trained professional accounting personnel or a senior financial officer in the foreseeable future.  Until we are able to engage a qualified financial officer, and/or properly trained accounting staff, we may continue to experience material weaknesses in our disclosure controls that may result in errors in our financial statements in future periods.

There were no significant changes in our internal controls or in other factors that could  significantly affect those controls since the most recent evaluation of such controls.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5:	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

     (a) Exhibits

     31.1 Certificate of Principal Executive Officer
     31.2 Certificate of Principal Accounting Officer
     32.1 Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     32.2 Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURED FINANCIAL NETWORK, INC.
(Registrant)

Date: November 28, 2007	By:	/s/ John Jones
John Jones, CEO/President

Date: November 28, 2007	By:	/s/ Juliann Basilo
Juliann Basilo, Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 28, 2007	By:	/s/ John Jones
John Jones, Director

Date: November 28, 2007	By:	/s/ Juliann Basilo
Juliann Basilo, Director

Date: November 28, 2007	By:	/s/ Randall Buchanan
Randall Buchanan, Director

Date: November 28, 2007	By:	/s/ Stephanie Hill
Stephanie Hill, Director