Form 10QSB
period 2007-12-31
AFFORDABLE GREEN HOMES INTERNATIONAL
filed 2008-02-20
CIK 1403081

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  Quarterly  report under Section 13 or 15(d) of the Securities  Exchange Act of 1934
for the quarterly period ended December 31, 2007

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

Yes ☒   No ☐

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of December 31, 2007 was 9,925,000.

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

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of December 31, 2007 and the results of its operations and cash flows for the nine months ended December 31, 2007 have been made.  Operating results for the nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ended March 31, 2008

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended December 31, 2007

TABLE OF CONTENTS
Page
FINANCIAL STATEMENTS

Balance sheet	5

Statements of operation	6

Statements of cash flows	7

Notes to financial statements	9

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
BALANCE SHEET
(Unaudited)

Dec. 31, 2007

ASSETS

Current assets
Accrued receivables	$2,000
Total current assets	2,000

Total Assets	$2,000

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Bank overdraft	$73
Related party payables	20,428
Total current liabilties	20,501

Total Liabilities	20,501

Stockholders' Equity
Common stock, $.0001 par value;
25,000,000 shares authorized;
9,925,000 shares issued and
outstanding	993
Additional paid in capital	98,257
Deficit accumulated during the
development stage	(117,751)

Total Stockholders' Equity	(18,501)

Total Liabilities and Stockholders' Equity	$2,000

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Period From
			Oct. 10, 2006
	Three Months	Nine Months	(Inception)
	Ended	Ended	To
	Dec. 31, 2007	Dec. 31, 2007	Dec. 31, 2007

Revenues	$-	$-	$-
	-	-	-

Operating expenses:
Amortization & depreciation	-	-	-
General and administrative	12,945	18,453	117,751
	12,945	18,453	117,751

Gain (loss) from operations	(12,945)	(18,453)	(117,751)

Other income (expense):	-	-	-

Income (loss) before
provision for income taxes	(12,945)	(18,453)	(117,751)

Provision for income tax	-	-	-

Net income (loss)	$(12,945)	$(18,453)	$(117,751)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	9,925,000	9,925,000

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

		Period From
		Oct. 10, 2006
	Nine Months	(Inception)
	Ended	To
	Dec. 31, 2007	Dec. 31, 2007

Cash Flows From Operating Activities:
Net income (loss)	$(18,453)	$(117,751)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation
Accrued receivables	(2,000)	(2,000)
Bank overdraft	73	73
Related party payables	20,288	20,428
Compensatory stock issuances		23,000
Net cash provided by (used for)
operating activities	(92)	(76,250)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

		Period From
		Oct. 10, 2006
	Nine Months	(Inception)
	Ended	To
	Dec. 31, 2007	Dec. 31, 2007

Cash Flows From Financing Activities:
Sales of common stock		76,250
Net cash provided by (used for)
financing activities	-	76,250

Net Increase (Decrease) In Cash	(92)	-

Cash At The Beginning Of The Period	92	-

Cash At The End Of The Period	$-	$-

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Plan of Operations

MANAGEMENT'S  DISCUSSION & ANALYSIS OF FINANCIAL  CONDITION & RESULTS OF OPERATION

Affordable Green Homes, International currently has several growth objectives, which have been broken down into three distinct phases. These phases are outlined below:

PHASE I

In the initial period (April, 2008 to March, 2009) (Phase I), Affordable Green Homes International plans to build 5 homes initially and 10 homes per month thereafter on property in Torreon Coahuila, Mexico. The proposed size of the homes to be built range from 504 square feet to 804 square feet. The Company will build 75% - 504 square foot homes and 25% - 804 square foot homes.

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

The total cost to construct the 504 square foot affordable home and buy the lot in Torreon Coahuila, Mexico is $17,500. Comparable homes in this area sell for $26,500 to $28,500. The total costs to construct the 804 square foot home and buy the lot in Torreon are $30,000. Comparable homes in this area sell for $45,000. In Phase I the total number of 504 square foot homes to be built is 90. The total number of 804 square foot homes to be built is 30.This will generate $1,350,000. profit for Affordable Green Homes International in Phase I.

PHASE II

In Phase II (April 2009 to March 2010), the Company will increase the amount of homes built per month to 20 homes. The building construction ratio will remain the same, 75%- 504 square foot homes and 25% - 804 square foot homes. This will generate $2,700,000 dollars profit for Affordable Green Homes International in Phase II.

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

Our goals for the next 12 months are:

●	To set up (2) portable panel assembly machines for the initial production of the building panel in Torreon, Mexico. These portable machines will cost approximately $25,000 a piece.

●	Begin to build 5 homes in the first 2 months of construction. This period will be targeted to begin in the spring of 2008.

●	The company hopes to get construction production up to 10 homes per month in the next 12 months following construction of the initial 5 homes.

During the first stages of Affordable Green Homes growth, our Officers and Directors will provide the majority of the labor required to execute our business plan at no charge.  Management has no intention at this time to hire additional employees in the first year of operations.

ACTIVITIES TO DATE:
The company has an on-site construction consultant in Torreon, Mexico. Mr. Gonzales has built affordable homes in that area and several of his family members are employees in the building trade in the city of Torreon. The cities of Torreon and Gomez Palacio, Mexico plans to build over one million homes for their residents in the next five years. Affordable Green Homes International anticipates being a part of this market.

RESULTS:
The response our company has received from our panel building process is positive. The costs to build are lower than concrete block or stucco, and the actual construction building time is twice as fast.

Our consultants have estimated that there is a real need for our product. Our company has just completed a video that explains the product and shows it being used to construct affordable homes and privacy walls. The company has also completed their initial website which: www.affordablegreenhomesint.com.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Plan of Operations - continued

EXPENDITURES

The following chart provides an overview of our budgeted expenditures using our existing cash resources, by significant area of activity for ach quarter, over the next 12 months:

EXPENDITURES

The following chart provides an overview of our budgeted expenditures using our existing cash resources, by significant area of activity for each quarter, over the next 12 months:

ITEMS	April-Jun	Jul-Sept	Oct-Dec	Jan	12 Month Total
Legal/Accounting	2,000.00	2,000.00	2,000.00	2,000.00	8,000.00

Transfer Agent	3,500.00	500.00	500.00	500.00	5,000.00

Web Site Development	1,500.00	500.00	500.00	500.00	3,000.00

Office Rent	625.00	625.00	625.00	625.00	2,500.00

Travel Expenses	1,500.00	500.00	1,500.00	500.00	4,000.00

Video Production	1,500.00	500.00	500.00	500.00	3,000.00

Advertising	1,000.00	1,000.00	1,000.00	1,000.00	4,000.00

Office Equipment & Supplies	500.00	500.00	500.00	500.00	2,000.00

.TOTALS:	$12,125.00	$6,125.00	$7,125.00	$6,125.00	$31,500.00

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

How long Affordable Green Homes will be able to satisfy its cash requirements depends on how quickly our company can generate revenue and how much revenue can be generated. Although there can be no assurance at the present, the company plans to be in a position to generate construction revenues by April, 2008

If we fail to generate sufficient revenues we will need to raise additional capital to continue operations. If we cannot secure additional financing from outside sources, our Directors have commitments to fund $40,000 in loans without interest, or through a Private Placement of common shares.

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

SECURED FINANCIAL NETWORK, INC.
(Registrant)

Date: February 19, 2008	By:	/s/ John Jones
John Jones, CEO/President

Date: February 19, 2008	By:	/s/ Juliann Basilo
Juliann Basilo, Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 19, 2008	By:	/s/ John Jones
John Jones, Director

Date: February 19, 2008	By:	/s/ Juliann Basilo
Juliann Basilo, Director

Date: February 19, 2008	By:	/s/ Randall Buchanan
Randall Buchanan, Director

Date: February 19, 2008	By:	/s/ Stephanie Hill
Stephanie Hill, Director