Form 10QSB/A
period 2007-12-31
AFFORDABLE GREEN HOMES INTERNATIONAL
filed 2008-03-17
CIK 1403081

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB /A
First Amended

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

(760) 534-0846
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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange act).

Yes ☐   No ☒

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

SECURED FINANCIAL NETWORK, INC.
(Registrant)

Date: March 17, 2008	By:	/s/ John Jones
John Jones, CEO/President

Date: March 17, 2008	By:	/s/ Juliann Basilo
Juliann Basilo, Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 17, 2008	By:	/s/ John Jones
John Jones, Director

Date: March 17, 2008	By:	/s/ Juliann Basilo
Juliann Basilo, Director

Date: March 17, 2008	By:	/s/ Randall Buchanan
Randall Buchanan, Director

Date: March 17, 2008	By:	/s/ Stephanie Hill
Stephanie Hill, Director