Form 10KSB
period 2008-03-31
AFFORDABLE GREEN HOMES INTERNATIONAL
filed 2008-07-15
CIK 1403081

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number:

Affordable Green Homes International, Inc

(Name of Small Business Issuer as specific in its Charter)

Nevada	87-0785410
(State or other jurisdiction of	(IRS Employer
Incorporation or organization)	Identification No.)

800 S . Vella  Road Suite “G”
Palm Springs, CA92264

(Address of Principal Executive Offices) (Zip Code)

Issuer's telephone number, including area code: (760) 534-0846

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.      Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

For the fiscal year ended March 31, 2008 the Company's revenue was  $0

As of March 31, 2008, the number of shares of Common Stock outstanding was 9,925,000

The aggregate market value of the Company's Common Stock held by non-affiliates of the registrant as of March 31, 2008 was approximately $496,250 (based upon 9,925,000 shares at $0.05 per share).

DOCUMENTS INCORPORATED BY REFERENCE

None

AFFORDABLE GREEN HOMES INTERNATIONAL, INC.

PART  I

ITEM 1. DESCRIPTION OF BUSINESS.

The Company

Affordable Green Homes, International, Inc. (“we”, “us” or “AGHI” ) was incorporated in Nevada on October 10, 2006  A registration Statement on Form SB-2, as amended, was initially filed on July 23, 2007. A post-effective amendment no. 2 to form SB-2 on form S-1 registration statement under the securities act of 1933 was filed on July 8, 2008.

The Business

Affordable Green Homes International, Inc. was incorporated in the State of Nevada on October 10, 2006. We intend to provide moderate to low cost housing in Mexico and other developing countries. The demand for homes in these countries is significant. We have designed several homes of up to 1,000 square feet. These homes are built out of high quality lightweight prefabricated Structural Concrete Insulated Panels (SCIP’s). The interior and exterior surfaces of the panels are covered with a concrete coating, designed and tested to resist hurricanes, tornados and earthquakes. When the homes are completed they are significantly more structurally sound than wood or concrete alone and can typically be constructed in less than 30 days. We are convinced that there is a real need for homes like these in the economically burgeoning areas in which we are concentrating.

We have identified property in Mexico in Torreon, in the State of Coahuila, to build the first homes. The property is located about 20 miles east of the town of Torreon. This is a fast growing area and the State has made plans to widen the access road from a 2 lane highway to a 4 lane highway. The location has power and water on the property and has all the entitlements necessary to pass ownership and begin construction. The estimated cost to build an 800 square foot home is $30,000. Comparable completed homes in this area are selling for $60,000.

These homes will be built out of high quality Structural Concrete Insulated Panels (SCIP’s) that are finish coated inside and out with concrete. This construction process is extremely fast because the panels come in 4x8 feet to 5x12 feet panels. The average size of the homes to be built will be 800 square feet. The average home can be erected with walls and roof in 4-5 days ready for the application of concrete to the interior and exterior walls and roof. These panels have a higher insulation factor and sound transmission coefficient than conventional buildings. AGHI intends to equip each home for future wireless communications including voice over internet protocol (VOIP). The finished home will be built to withstand hurricanes, tornados and earthquakes and provide high energy efficiency reducing heating and cooling costs. AGHI energy efficient homes will be an answer to the needs of millions of people in these countries and beyond that are looking for a low cost and low maintenance shelter for their families.

The homes in Torreon will be built in 3 phases.

Phase I:	We plan to build one home in August/September 2008 then ramp up to 2-9 homes per month.

Phase II:	We plan to build 120 homes (10 homes per month)

PHASE I

We plan to build in excess of 2,000 homes on their property in Torreon Coahuila, Mexico. Phase I we will target to build 2-9 homes per month. The proposed size of the homes will average 800 square feet.

The estimated total cost to construct an 800 square foot home in Torreon is $30,000. Comparable homes in this area sell for $60,000. The number of homes expected to be built is 54.

PHASE II

Assuming market acceptance of our product and market demand we will increase the amount of homes built per month to 10 homes for a total of 120 homes for the year.

While the construction of homes is continuing in Mexico, we will pursue opportunities for housing contracts in Guatemala, Belize, Venezuela, Caribbean and South East Asia.

Markets/ Potential Customer Base

Some of the countries we have been in contact with to build affordable housing in addition to Mexico are:

Peru
Nigeria
Saipan
Guam
India
Brazil

ITEM 1. DESCRIPTION OF BUSINESS. - continued

Competition

RHINO BULDING INDUSTRIES
Rhino Building Industries offers two different building systems.  Both systems have a polystyrene core with 2x2 mesh on both sides.  Truss wires are placed every six inches and either welded or clipped to the outside mesh.

CLIP PANEL SYSTEM: This system uses a vertex clip in place of welds.  The clip on panel system is less costly than the automated weld system with the same end result.

WELD PANEL SYSTEM:  This system has an automated welder.

HADRIAN TRIDI-SYSTEMS
The Tridipanel is a prefabricated panel that consists of a super-insulated core of rigid expanded polystyrene sandwiched between two engineered sheet of eleven gauge steel welded wire fabric mesh.  To complete the panel form process a nine gauge galvanized steel truss wire is pierced completely through the polystyrene core at off set angles for superior strength and welded to each of the outer layer sheets of eleven gauge steel welded wire fabric mesh.

Tridipanel is used for numerous building applications.  It may be used in place of wood framed walls, metal framed walls, and masonry block walls or in place of pre-cast panels.  Tridipanel may also be used for floor systems, ceilings and to provide a roof structure.  Tridipanel is also a product for building privacy.

SOLARCRETE
Solarcrete is a built in place system using 7-1/4" foam core with 2-3/8"of fiber reinforced shotcrete over rebar on each side.  Sipcrete / Siptec-Sipcrete - The original technology dates back to 1974 which has continually been improved.  SIPTEC brings their knowledge of SCIP's manufacturing and application to the Sipcrete Thermocore.  Using the SIPTEC composite Interconnector and low cost assembly methodology means Thermocores can be produced by DIY self builders and in low tech plants to local product use.  This firm is based in the UK.

The Company faces competion from over 2000 home builders delivering between 100-300 homes per year.  As the Company executes its business plan we will be competing with the larger homes builders in Mexico, these include

Desarrolladora Homex. Homex is delivering a little more than 40,000 per year.  It revenues  were P$13,000,000,000 in 2007. The company has developments in 28 cities in 18 states.  Homex has a land bank sufficient for 297,000 homes.

Casas GEO.  Geo delivered 46,000 homes in 2007.  Geo is the only home builder in Mexico to manufacture its own components for its housing units.  Revenues in 2007 were P$14 Billion.  The company has a land bank sufficient for 300,000 homes.

Urbi.  Urbi delivered 29,283 homes in 2007 and had P$10Billion in revenues.  The company has a land bank sufficient for 177,851 homes.

Consorcio ARA: Ara delivered 25,184 homes in 2007.  Ara has 47 developments in 16 states in Mexico. Revenues were P$2.41Billion in 2007.  The company has a land bank sufficient for 155,990 homes.

Effect if Governmental Regulations on our Business

It is the intention of the Company to establish an independent operating company in each jurisdiction in which the Company carries out its business.  Said operating company will be fully compliant with and abide by all local laws and regulations for the relevant jurisdiction

Research and Development Activities and Costs

AGHI has not incurred any costs to date and has no plans to undertake any research and development activities during the first year of operation.

Costs and Effects of Compliance with Environmental Laws and Regulations

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that address issues specific to our business.  No assurance can be given that environmental regulations will not, in the future, result in a curtailment of service or otherwise have a materially adverse effect on our business, financial condition or results of operation. Public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stricter environmental legislation and regulations could continue. To the extent that laws are enacted or other governmental action is taken that imposes environmental protection requirements that result in increased costs, our business and prospects could be adversely affected.

Bankruptcy

We have not been involved in any bankruptcy, receivership or similar proceedings.

ITEM 1. DESCRIPTION OF BUSINESS. - continued

Equity Incentive Plan

We currently have no equity incentive or option plan in place.

Number of Employees

We currently  employ  approximately  4  full-time  employees  and no part-time employees. We have no collective bargaining agreements with any labor organization and we believe that we enjoy good relations with our employees.

ITEM 2. DESCRIPTION OF PROPERTY.

We are located at  800 S. Vella  Road, Suite G Palm Springs , CA, 92264 County of Riverside, CA.  Our present facility is in a 3,500 square foot building in the heart of the building contractors of Coachella Valley, CA. The facility contains all modern offices with computer and communication equipment. The storage area in the rear of the facility is capable of loading and unloading trucks and trailers that have come off  the busy I-10 freeway (1 block away).

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceedings, nor are we aware of any governmental authority contemplating any legal proceeding against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We have submitted no matters to a vote of shareholders during the fiscal year ended March 31, 2008

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

As of March 31, 2008. the Company’s common stock has not commenced trading.

Holders

As of March 31, 2008 there were approximately 31 holders of record of our common stock, not including persons holding shares in “street” names.

Dividends

We have not paid any cash dividends since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future.

Recent Sales of Unregistered Securities

SHAREHOLDER	CERT #	SHARES	AMT. PD.	DATE

Nancy Jones	101	250,000	$2,500.	10/27/06
Chris Jones	102	100,000	$1,000.	10/27/06
Geoff Mehl	103	25,000	$250.	10/27/06
William Tervo	104	150,000	$1,500.	10/27/06
Deborah Jones	105	100,000	$1,000.	10/27/06
Stephanie Hill	106	250,000	$2,500.	10/27/06
William Tervo	107	50,000	$500.	10/27/06
John Jones	108	1,000,000	$6,000.	10/27/06
Randall Buchanan	109	100,000	$1,000.	10/27/06
Juliann Basilio	110	100,000	$1,000.	10/30/06
A-Finn Finance & Investment LLC	111	2,000,000	$20,000.	10/30/06
Stephen Matthew K.	112	260,000	$2,600.	10/30/06
Girvan Kroesing	113	100,000	$1,000.	10/30/06
William & Catherine Kroesing	114	20,000	$200.	10/30/06
Mark & Laurie Kroesing	115	20,000	$200.	10/30/06
Steve Kroesing	116	1,000,000	$10,000.	10/30/06
Stephanie Hill	117	1,500,000	$15,000.	1/6/2007
John Artzer	118	200,000	Services	2/1/2007
John Wachsmith	119	800,000	Services	2/1/2007
Nancy Jones	120	250,000	Services	2/1/2007
Burg Family Trust UTD 4/16/06	121	600,000	Services	2/1/2007
Carolyn W Plant	122	200,000	$2,000	2/1/2007
Peter Zampaglione	123	200,000	$2000	2/22/2007
Peter E Zampaglione	124	200,000	$2000	2/22/2007
Jeannie Mainland	125	29,000	$290	2/12/2007
Bob Breeden	126	30,000	$300	2/12/2007
William Tervo	127	100,000	$1,000	3/12/2007
Jessica Santoro	128	50,000	$500	3/10/2007
David H Lee	129	95,500	$955	7/1/2007
Bob Breeden	130	95,500	$955	7/1/2007
Michael Neville Jr.	131	50,000	$500	3/10/2007

The above shares were pursuant to the exemption from registration provided by section 4(2) of the Securities Act of 1933 as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This analysis should be read in conjunction with the condensed consolidated financial statements, the notes thereto, and the financial statements and notes thereto included in the Company's Registration Statement on Form SB-2, as amended, initially filed on July 23, 2007.  Post-effective amendment no. 2 to form SB-2 on form S-1 registration statement under the securities act of 1933 was filed on July 8, 2008. All non-historical information contained in this annual report is a forward-looking statement. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause the actual results to differ materially from those reflected in the forward-looking statements.

Results of Operations

Total revenue was $0 for the year ended March 31, 2008 as compared to $0 for the year ended March 31 2007. The Company spent the past year solidifying relationships and acquiring rights to infrastructure ready lands on which to exercise its plan of operation.  Officer and Administrative Compensation was donated during this period and the Company did not book any accrued compensation. Total Assets were $0 at March 31, 2008 as compared to $92 at March 31, 2007, a net decrease of $92.  The net decrease was a result of the Company using up the cash on hand.

PLAN OF OPERATION

Affordable Green Homes, International currently has several growth objectives, which have been broken down into two distinct phases. These phases are outlined below:

PHASE I

In the first year (Phase I), Affordable Green Homes International plans to build one home in August/September 2008 on property in Torreon Coahuila, Mexico. In Phase I the Company will ramp up to build 2-9 homes per month.

Depending on the layout and the location of the building sites, we will maximize to build 10 homes per acre of land. The homes will be built out of 4 x 8 - 5 x 12 foot foam core panels with a wire mesh cage penetrating and surrounding it. When the panels are erected in place they will have concrete applied to both sides. The end product is a home that has a structural strength much greater than wood or steel stud built homes. These homes will be able to withstand severe hurricanes, tornados and earthquakes, and are fire, flood, mold and termite resistant. They have a higher overall insulation factor and a higher sound transmission class (STC) rating than conventional buildings. Each home will also be equipped for future wireless communications.

The total cost to construct the average 800 square foot home in Torreon is estimated at $30,000. Comparable completed homes in this area sell for $60,000. In Phase I the estimated number of homes to be built will be 120. If the sales go as expected this could generate $1,350,000 profit for Affordable Green Homes International in Phase I.

PHASE II

Assuming market acceptance of our product and market demand we will increase the amount of homes built per month to 10 homes for a total of 120 homes for the year.

While the construction of homes is continuing in Mexico, we will pursue opportunities for housing contracts in Guatemala, Belize, Venezuela, Caribbean and South East Asia.

During the first stages of Affordable Green Homes Int. growth, our Officers and Directors will provide the majority of the labor required to execute our business plan at no charge. Management has no intention at this time to hire additional employees in the first year of operation.

ACTIVITIES TO DATE:
The company has an experienced on-site construction consultant in Torreon, Mexico. The cities of Torreon and Gomez Palacio, Mexico plan to build over one million homes for their residents in the next five years.

RESULTS:
The response our company has received from our panel building process is positive. The costs to build are lower than concrete block or stucco, and the actual construction building time is twice as fast.

Our consultants have estimated that there is a real need for our product. Our company has just completed a video that explains the product and demonstrates the construction of affordable homes and privacy walls. The company has also completed their initial website which is called  www.affordablegreenhomesint.com.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Markets/ Potential Customer Base

Some of the countries we have been in contact with to build affordable housing in addition to Mexico are:

Peru
Nigeria
Saipan
Guam
India
Brazil

ITEM 7. FINANCIAL STATEMENTS.

The consolidated financial statements required to be filed pursuant to this Item 7 begin on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Financial Statements of the Company have been audited by Ronald R. Chadwick, P.C. for the fiscal year  ended March 31, 2008.  The prior audit was completed by Moore & Associates, Chartered.   There have been no changes in or disagreements with Moore & Associates, Chartered or Ronald R Chadwick on accounting and financial disclosure matters at any time.

ITEM 8A. CONTROLS AND PROCEDURES

Our Chief Executive Officer, President, and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers of the Company are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
John Jones	President, CEO and Director	61	October 10, 2006
Juliann Basilio	Treasurer, CFO and Director	53	October 10, 2006
Nancy Jones	Secretary	60	October 10, 2006
Randall Buchanan	COO, Executive Vice President and Director	61	October 10, 2006
Stephanie Hill	Director	68	October 10, 2006

The foregoing persons may be deemed "promoters" of Affordable Green Homes International as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No executive officer or director of Affordable Green Homes International has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of  Affordable Green Homes International has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding, which is currently pending.

No executive officer or director of  Affordable Green Homes International is the subject of any pending legal proceedings.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. - continued

Mr. John Jones President, Age 61, CEO, President and Director

Mr. Jones has been serving as AGHI  CEO, President and a member of the Board of Directors since October, 2006. The term of his office is for one year and is renewable on an annual basis.

Mr. Jones graduated from Central Washington University in 1970. In 1998 Mr. Jones bought the Kaiser Gypsum mine in Blythe, CA. This mine contained one of the largest gypsum reserves in Southern California. Today the mine is a supplier of gypsum to Riverside Cement Company in Southern California. In the years 1994-1996, Mr. Jones started Superior Lube, Inc. This company manufactured an automotive engine additive. The product was wholesaled and distributed by automobile chain stores. In the years 1991-1995, Mr. Jones started a company called Tactile Signage, Inc. This company dealt with the needs for the blind and visually impaired, under the American Disabilities Act. The company sold 37 distributorships around the United States to assist in the marketing their product (signage). Between the years 1979-1985, Jones was President of a construction company called Consolidated Custom Homes. The company targeted building high dollar speculation homes in upper scale neighborhoods.

Mr. Jones has an extensive background in Real Estate Development and Construction. It was this background that attracted Mr. Jones to the building Panel System known as SCIP (Structural Concrete Building Panel's). These panels are easy to manufacture and fast to build with. Jones started a company called Affordable Green Homes International to exclusively be dedicated to construction with the SCIP Panels.

Mr. Jones is currently devoting approximately 40 hours a week of his time to AGHI, and is planning to continue to do so during the next 12 months of operation.

Mr. Jones is not an officer or director of any reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.

Ms. Juliann Basilio , Age 53, Treasurer, CFO and Director

Ms. Basilio has been serving as AGHI Secretary, CFO and a member of the Board of Directors since October, 2006 . The term of her office is for one year and is renewable on an annual basis.

Ms. Basilio graduated from San Jose State University in 1987 with a BA degree in Marketing and Business Administration. She is currently a real estate broker with Prudential California Realty. Since 1988 Ms. Basilio has worked with Financial Institutions such as Pacific Western Bank, American Suburban Mortgage Company, Home Financing Company and Coldwell Banker Real Estate. Her background in Real Estate Finance will be extremely beneficial for Affordable Green Homes International, Inc.

Ms. Basilio is currently devoting approximately 5 hours a week of her time to AGHI, and is planning to continue to do so during the next 12 months of operation.

Ms. Basilio is not an officer or director of any reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.

Mr. Randall Buchanan, Age 61, COO, Executive Vice President and Director

Mr. Buchanan has been serving as AGHI COO, Executive Vice President and a member of the Board of Directors since October, 2006 . The term of his office is for one year and is renewable on an annual basis.

Mr. Buchanan graduated from Penn State University in 1971. For the last eight years Mr. Buchanan has been involved with his latest company Immediate Disaster Management. He is responsible for everyday operations, bid presentations, billings, job completion and quality control. In 1994, Mr. Buchanan started a company called Phoenix & Associates, Inc. This company was set up to fulfill sales and marketing for lenders and investors for business related projects. In the early 1980’s Mr. Buchanan worked for Central Pacific Mortgage, Inc. He was a loan officer that set up commercial accounts up to 100 million dollars. Mr. Buchanan has an extensive career in running successful businesses and his input will be very valuable for Affordable Green Homes International.

Mrs. Nancy Jones, Age 60, Corporate Secretary

Mrs. Jones has been serving as Secretary and a member of the Board of Directors since October, 2006. The term of her office is for one year and is renewable on an annual basis.

From 1989-1993, Mrs. Jones was part owner along with her husband John Jones in a Liquidation Business in Seattle, WA. Mrs. Jones did business with Boeing, Wharehauser, and Local City & State Governments. From 1994-1996, Mrs. Jones along with her husband John Jones started Superior Lube, Inc. This company manufactured an automotive engine additive. The product was manufactured in Seattle, WA and sold on the West Coast. From 1991-1995, Mrs. Jones assisted her husband John Jones start a sign company that dealt with the needs for blind people as outlined under “The American Disabilities Act (ADA). Mrs. Jones sold signs to multiple Companies throughout the United States and distributors in various States throughout the US & Hawaii. From 1981-1996, She sold Real Estate in California and Washington State as well and was also a Real Estate Transaction Coordinator for 10 Real Estate Agents in San Diego, CA. From 1973-1980, Mrs. Jones was Manager for Castor Mill Outlet in Philadelphia, PA. She was the Wholesale Buyer and did Retail Sales of Women’s clothing. From 1967-1972, Nancy Jones was a Shipping Foreman, for Nice Ball Bearing Company in Philadelphia.  Mrs. Jones is currently devoting approximately 10 hours per week of her time to the Company.

Mrs. Jones is not an officer or director of any reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.

Ms. Stephanie Hill, Age 68 , Director

Ms. Hill has been serving as a member of the Board of Directors since October, 2006 . The term of her office is for one year and is renewable on an annual basis.

Stephanie Hill graduated from UCLA in 1963 with an AA in Fine Arts. She graduated from Cal-State Fullerton with a BA in Psychology and the University of Redlands, CA with a MA in Psychology. From 2004-2006, Ms. Hill has been working on developing a low cost housing program in the urban areas of the city of Chicago. From 1990-2002, Ms. Hill was a partner and manager of a mining smelter in Denver, Colorado. During this time she developed valuable contacts with mining personnel and real estate developers. Ms. Hill was in private practice as a licensed marriage family therapist in Orange County for over 15 years.

Ms. Hill is currently devoting approximately 5 hours a week of his time to AGHI, and is planning to continue to do so during the next 12 months of operation.

Ms. Hill is not an officer or director of any reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. - continued

INDEMNIFICATION OF DIRECTORS AND OFFICERS

Our Articles of Incorporation provide that we must indemnify our directors and officers to the fullest extent permitted under Nevada law against all liabilities incurred by reason of the fact that the person is or was a director or officer or a fiduciary of Affordable Green Homes International. The effect of these provisions is potentially to indemnify our directors and officers from all costs and expenses of liability incurred by them in connection with any action, suit or proceeding in which they are involved by reason of their affiliation with us. Pursuant to Nevada law, a corporation may indemnify a director, provided that such indemnity shall not apply on account of:

(a)	acts or omissions of the director finally adjudged to be intentional misconduct or a knowing violation of law;
(b)	unlawful distributions; or
(c)	any transaction with respect to which it was finally adjudged that such director personally received a benefit in money, property, or services to which the director was not legally entitled.

Our Bylaws provide that we will indemnify our officers and directors for costs and expenses incurred in connection with the defense of actions, suits, or proceedings against them on account of their being or having been directors or officers of Affordable Green Homes International, absent a finding of negligence or misconduct in office.

Our Bylaws also permit us to maintain insurance on behalf of our officers, directors, employees and agents against any liability asserted against and incurred by that person whether or not we have the power to indemnify such person against liability for any of those acts. We do not maintain such insurance.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company's equity securities, ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. The Company has been informed that none of the persons required to file in a timely manner as required by Section 16 of the Securities Exchange Act of 1934 and the Rules promulgated thereunder have done so.  The Company is further informed that (a) Forms 3 and Forms 5 will be filed by each of the aforementioned persons on or before December 31, 2008 and (b) such persons have not been required to file any other Forms under Section 16(a) of the Exchange Act during the fiscal year ended March 31, 2008 or prior thereto.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

Since Affordable Green Homes International’s date of inception to the date of this filing, our executive officers have not received and are not accruing any compensation.  The officers anticipate that they will not receive, accrue, earn, be paid or awarded any compensation during the first year of operations.

We have not entered into any employment agreement or consulting agreement with our directors and executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Directors Compensation

We have no formal plan for compensating our directors for their services in their capacity as directors. In the future we may grant options to our directors to purchase shares of common stock as determined by our Board of Directors or a compensation committee that may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of Affordable Green Homes International other than services ordinarily required of a director. Since inception to the date hereof, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

EMPLOYMENT AND RELATED AGREEMENTS

We have no employment agreements with any of our officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following is a table detailing the current shareholders of AGHI owning 5% or more of the common stock, and shares owned by AGHI directors and officers as of   March 31, 2008 :

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Common	Mr. John Jones President, CEO, Director 2170 Veneto Sparks, NV 89434	1,000,000	10.08%
Common	Ms. Nancy Jones Secretary 2170 Veneto Sparks, NV 89434	500,000	5.04%
Common	Ms. Juliann Basilio Treasurer, CFO, Director 461 Donald Drive Hollister, CA 95023	100,000	1.01%
Common	Mr. Randall Buchanan COO, Executive Vice President and Director 545 Valle Verde Sparks, NV 89436	100,000	1.01%
Common	Ms. Stephanie Hill Director 35-502 Canteen Way Thousand Palms, CA 92276	1,750,000	17.63%
Common	A-Finn Finance and Investment LLC (1) 461 Donald Drive Hollister, Ca 95023	2,000,000	20.15%
Common	Steve Kroesing P.O. Box 2184 Joshua Tree, CA 92252	1,000,000	10.08%
Common	John Wachsmith 1255 Tremont Street Port Townsend, WA 98368	800,000	8.06%
Common	Burg Family Trust 3257 Winged Foot Drive Fairfield, CA 94534	600,000	6.05%
Common	Directors and officers as a group of two (1)	5,450,000	54.92%

1.	Juliann Basilio is the controlling member of A-Finn Finance and Investment LLC
2.	Based on the total of 9,925,000 outstanding common shares as of the date of this Report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On October 27, 2006, John Jones purchased by subscription 1,000,000 shares of common stock from AGHI for $0.0060 per share or an aggregate of $6,000.

On October 27, 2006, Randall Buchanan purchased by subscription 100,000 shares of common stock from AGHI for $0.01 per share or an aggregate of $1,000.

On October 27, 2006, Stephanie Hill purchased by subscription 250,000 shares of common stock from AGHI for $0.01 per share or an aggregate of $2,500 ..

On October 30, 2006, Juliann Basilio purchased by subscription 100,000 shares of common stock from AGHI for $0.01 per share or an aggregate of $1,000.

On October 30, 2006, A-Finn Finance & Investment, LLC, an entity controlled by Juliann Basilo, purchased by subscription 2,000,000 shares of common stock from AGHI for $0.01 per share or an aggregate of $20,000.

On January 6, 2007, Stephanie Hill purchased by subscription 1,500,000 shares of common stock from AGHI for $0.01 per share or an aggregate of $15,000.

ITEM 13. EXHIBITS

The following Exhibits are filed herewith:

23.1	Consent of Independent Registered Public Accounting Firm (Moore & Associates, Chartered)

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the aggregate fees billed to Registrant by its principal accountant(s) for professional services rendered for the fiscal years ended March 31, 2008 and 2007.

1.
Audit Fees. Consists of fees billed for professional services rendered for the audits of Registrant's financial statements for the fiscal years ended March 31, 2008 and 2007, and for review of the financial statements included in Registrant's Quarterly Reports on Form 10-QSB for those fiscal years.

Audit fees paid for the 2007 audit to Moore and Associates were $2,500.
Audit fees paid for the 2008 audit to Chadwick LLC were $3,900.

2.
Audit-Related Fees. Consists of fees billed for services rendered to Registrant for audit-related services, which generally include fees for audit and review services in connection with a proposed spin-off transaction, separate audits of employee benefit and pension plans, and ad hoc fees for consultation on financial accounting and reporting standards.

None

3.	Tax Fees. Consists of fees billed for services rendered to Registrant for tax services, which generally include fees for corporate tax planning, consultation and compliance. None

4.
All Other Fees. Consists of fees billed for all other services rendered to Registrant, which generally include fees for consultation regarding computer system controls and human capital consultations.

None

None of the "audit-related," "tax" and "all other" services in 2008, as defined above, were approved by the Audit Committee in reliance on the de minimus exception to the preapproval requirements under federal securities laws and regulations.

Pre-Approval of Services of Principal Accounting Firm

The Audit Committee's written policy is to pre-approve all audit and permissible non-audit services provided by Registrant's principal accounting firm (independent auditor). These services may include audit services, audit-related services, tax services and other permissible non-audit services. Any service incorporated within the independent auditor's engagement letter, which is approved by the Audit Committee, is deemed pre-approved. Any service identified as to type and estimated fee in the independent auditor's written annual service plan, which is approved by the Audit Committee, is deemed pre-approved up to the dollar amount provided in such annual service plan.

During the year, the principal accounting firm may also provide additional accounting research and consultation services required by, and incident to, the audit of Registrant's financial statements and related reporting compliance. These additional audit-related services are pre-approved up to the amount approved in the annual service plan approved by the Audit Committee. The Audit Committee may also pre-approve services on a case-by-case basis during the year.

The Audit Committee's approval of proposed services and fees are noted in the meeting minutes of the Audit Committee and/or by signature of the Audit Committee on the engagement letter. The principal accounting firm of Registrant and management are periodically requested to summarize the principal accounting firm services and fees paid to date, and management is required to report whether the principal accounting firm's services and fees have been pre-approved in accordance with the required pre-approval process of the Audit Committee.

Non-Audit Services

The Audit Committee of the Board of Directors has considered whether the provision of non-audit services by the Registrant's principal accountants is compatible with maintaining auditor independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOR:	AFFORDABLE GREEN HOMES INTERNATIONAL, INC.

Dated: July 15, 2008	By:	/s/ John Jones
John Jones, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signatures	Titles	Date

/s/ John Jones	Principal Executive Officer	July 15, 2008
John Jones

/s/ Juliann Basilio	Principal Financial and Accounting Officer	July 15, 2008
Juliann Basilio

AFFORDABLE GREEN HOMES INTERNATIONAL
FINANCIAL STATEMENTS

C O N T E N T S

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Affordable Green Homes International
Palm Springs, California

I have audited the accompanying balance sheet of Affordable Green Homes International (a development stage company) as of March 31, 2008, and the related statements of operations, stockholders' equity and cash flows for the year ended March 31, 2008 and for period from October 10, 2006 (inception) through March 31, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affordable Green Homes International as of March 31, 2008, and the results of its operations and its cash flows for the year ended March 31, 2008 and for period from October 10, 2006 (inception) through March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements the Company has suffered losses from operations and has a working capital and stockholders’ deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RONALD R. CHADWICK, P.C.
RONALD R. CHADWICK, P.C.
Certified Public Accountant
Dated: July 8, 2008

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
BALANCE SHEET

March 31, 2008

ASSETS
Total Assets	$-

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Bank overdraft	$229
Related party payables	38,383
Total current liabilities	38,612

Total Liabilities	38,612

Stockholders' Equity
Common stock, $.0001 par value;
25,000,000 shares authorized;
9,925,000 shares issued and
outstanding	993
Additional paid in capital	98,257
Deficit accumulated during the
development stage	(137,862)

Total Stockholders' Equity	(38,612)

Total Liabilities and Stockholders' Equity	$-

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENTS OF OPERATIONS

		Period From
		Oct. 10, 2006
		(Inception)
	Year Ended	To
	March 31, 2008	March 31, 2008

Revenues	$-	$-
	-	-

Operating expenses:
General and administrative	38,564	137,862
	38,564	137,862

Gain (loss) from operations	(38,564)	(137,862)

Other income (expense):	-	-

Income (loss) before
provision for income taxes	(38,564)	(137,862)

Provision for income tax	-	-

Net income (loss)	$(38,564)	$(137,862)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)

Weighted average number of
common shares outstanding	9,925,000

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY

				Deficit
				Accumulated
	Common Stock			During The	Stock-
		Amount	Paid In	Development	holders'
	Shares	($.0001 Par)	Capital	Stage	Equity

Balances at Oct. 10, 2006 (Inception)	-	$-	$-	$-	$-

Compensatory stock issuances	2,300,000	230	22,770		23,000

Sales of common stock	7,625,000	763	75,487		76,250

Net income (loss) for the period				(99,298)	(99,298)

Balances at March 31, 2007	9,925,000	$993	$98,257	$(99,298)	$(48)

Net income (loss) for the year				(38,564)	(38,564)

Balances at March 31, 2008	9,925,000	$993	$98,257	$(137,862)	$(38,612)

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

		Period From
		Oct. 10, 2006
		(Inception)
	Year Ended	To
	March 31, 2008	March 31, 2008

Cash Flows From Operating Activities:
Net income (loss)	$(38,564)	$(137,862)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Bank overdraft	229	229
Related party payables	38,243	38,383
Compensatory stock issuances		23,000
Net cash provided by (used for)
operating activities	(92)	(76,250)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

Cash Flows From Financing Activities:
Sales of common stock		76,250
Net cash provided by (used for)
financing activities	-	76,250

Net Increase (Decrease) In Cash	(92)	-

Cash At The Beginning Of The Period	92	-

Cash At The End Of The Period	$-	$-

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
NOTES TO  FINANCIAL STATEMENTS
March 31, 2008

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Affordable Green Homes International (the “Company”), was incorporated in the State of Nevada on October 10, 2006. The Company is in business to build affordable family homes for lower income workers in Mexico and South American countries by using low cost structural concrete insulated panels as the basic construction methodology. The Company plans to purchase land for development, and to market and build finished homes using local labor. The Company is currently considered to be in the development stage, having generated no revenues and conducted only limited activities.

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

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
NOTES TO  FINANCIAL STATEMENTS
March 31, 2008

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the price to the client is fixed or determinable, and collectibility is reasonably assured.

Property and equipment

Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life.

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheet, approximates fair value.

Fiscal year

The Company employs a fiscal year ending March 31.

Stock based compensation

The Company accounts for employee and non-employee stock awards under SFAS 123(r), whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

NOTE 2. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to SFAS 109. At March 31, 2008, the Company had approximately $138,000 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2027. A deferred tax asset of approximately $29,000 resulting from the loss carryforward has been offset by a 100% valuation allowance. The change in the valuation allowance in fiscal year 2008 was approximately $7,500.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
NOTES TO  FINANCIAL STATEMENTS
March 31, 2008

NOTE 3.  LEASE

The Company leases office and warehouse space under a month to month lease at $700 per month. Rent expense in fiscal year 2008 was approximately $8,400.

NOTE 4.  STOCKHOLDERS' EQUITY

Common stock

The Company at March 31, 2008 had 25,000,000 shares of authorized common stock, $.0001 par value, with 9,925,000 common shares issued and outstanding.

Stock options and warrants

At March 31, 2008 the Company had stock options and warrants outstanding as described below.

Non-employee stock options and warrants

The Company accounts for non-employee stock options and warrants under SFAS 123(r), whereby option and warrant costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

At March 31, 2007, the Company had 9,925,000 non-employee common stock purchase warrants outstanding, all exercisable at $.01, and expiring at various dates from November 2008 through June 2009. During fiscal year end March 31, 2008 no warrants were exercised or expired, leaving a year end outstanding balance of 9,925,000 non-employee common stock purchase warrants.

Employee stock options and warrants

The Company accounts for employee stock options and warrants under SFAS 123(r). Unless otherwise provided for, the Company covers option and warrant exercises by issuing new shares. There were no employee stock options or warrants issued or outstanding at March 31, 2008.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
NOTES TO  FINANCIAL STATEMENTS
March 31, 2008

NOTE 5.  GOING CONCERN

The Company has suffered a loss from operations and has limited operations, and in all likelihood will be required to make significant future expenditures in connection with marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions. By doing so, the Company hopes to generate sufficient capital to execute its business plan of building affordable family homes for lower income workers in Mexico and South America. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Affordable Green Homes International

We have audited the accompanying balance sheet of Affordable Green Homes International as of March 31, 2007, and the related statements of operations, stockholders’ equity and cash flows from inception October 10, 2006, through March 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affordable Green Homes International as of March 31, 2007 and the results of its operations and its cash flows from inception October 10, 2006, through March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s lack of operations and sources of revenues raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
May 8, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
BALANCE SHEET

March 31, 2007
ASSETS

Current Assets
Cash	$92

Total Assets	$92

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Related Party Loans	$140

Total Liabilities	140

Stockholders' Equity

Common Stock, authorized
25,000,000 shares, par value
$0.0001, issued and outstanding on
March 31, 2007 is 9,925,000	993

Paid in Capital	98,257

Deficit Accumulated During the
Development Stage	(99,298)

Total Stockholders' Equity	(48)

Total Liabilities and Stockholders' Equity	$92

The accompanying notes are an integral part of these statements

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENT OF OPERATIONS

		October 10,
	Period Ended	2006 (Inception)
	March 31,	to March 31,
	2007	2007

Revenue	$-	$-

Expenses
General and Administrative	26,798	26,798
Option on Property	9,500	9,500
Consulting Fees	63,000	63,000

Total Expenses	99,298	99,298

Net (Loss)	$(99,298)	$(99,298)

Basic and Diluted
(Loss) per Share	$(0.01)

Weighted Average
Number of Shares	6,671,657

The accompanying notes are an integral part of these statements

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated
					Deficit during
	Price	Common Stock		Paid in	Development	Total
	Per Share	Shares	Amount	Capital	Stage	Equity
Balance at Inception		-	$-	$-	$-	$-

Common Shares issued for
cash on November 6, 2006	$0.01	6,125,000	613	60,637		61,250

Common Shares issued for
cash on January 6, 2007	$0.01	1,500,000	150	14,850		15,000

Common Shares issued for
service on Feb 1, 2007	$0.01	2,300,000	230	22,770		23,000

Net (Loss)					(99,298)	(99,298)

Balance, March 31, 2007		9,925,000	$993	$98,257	$(99,298)	$(48)

The accompanying notes are an integral part of these statements

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENT OF CASH FLOWS

		October 10,
	Year Ended	2006 (Inception)
	March 31	March 31
	2007	2007
Operating Activities

Net (Loss)	$(99,298)	$(99,298)
Stock Issued for Services	23,000	23,000
Increase (Decrease) in Accounts Payable	-	-

Net Cash (Used) by Operating Activities	(76,298)	(76,298)

Financing Activities

Proceeds from Related Party Loans	140	140
Proceeds from sale of Common Stock	76,250	76,250

Cash Provided by Financing Activities	76,390	76,390

Net Increase/(Decrease) in Cash	92	92

Cash, Beginning of Period	-	-

Cash, End of Period	$92	$92

Supplemental Information:
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

The accompanying notes are an integral part of these statements

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
(March 31, 2007)

NOTE 1.	GENERAL ORGANIZATION AND BUSINESS

Affordable Green Homes International (The Company) was organized in the state of Nevada on October 10, 2006.  The Company is in its development stage.

The Company is in business to build affordable family homes for the “blue collar” worker in Guatemala, Brazil, Mexico, Venezuela and other countries by using low cost structural concrete insulated panels as the basic construction methodology.  The company will purchase land for development, market and build finished homes using local labor.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The relevant accounting policies and procedures are listed below.

Accounting Basis

The statements were prepared following generally accepted accounting principles of the United States of America consistently applied.

Management Certification

The financial statements herein are certified by the officers of the Company to present fairly, in all material respects, the financial position, results of operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States of America, consistently applied.

Fiscal Year

The Company operates on a March 31 fiscal year end.

Earnings per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
(March 31, 2007)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES - continued

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Property and Equipment

Property and equipment are carried at cost and depreciated on a straight-line bases over their useful lives.  Office Equipment is depreciated over five years.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

NOTE 3.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and the liquidation of its liabilities in the normal course of business.  However, the Company is in its development stage, and currently lacks the capital to pursue its business plan.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

Management’s Plan

Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
(March 31, 2007)

NOTE 4.	STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 25,000,000 shares of common stock, par value $0.0001 per share.

On November 6, 2006 the company issued 6,125,000 common shares at $0.01 per share for $61,250 cash in a private placement.

On January 6, 2007 the company issued 1,500,000 common shares at $0.01 per share for $15,000 cash in a private placement.

On February 1, 2007 the Company issued 2,300,000 common shares at $0.01 for a verity of consulting services valued at $23,000.

At March 31, 2007 the Company has 9,925,000 common shares issued and outstanding.

Warrants and Options

With each of the 6,125,000 common shares issued on November 6, 2006 the Company granted an “A” warrant exercisable in twenty-four months at a $0.01 per share price.  Following is a summary of outstanding warrants:

Warrants Outstanding at January 31, 2007	6,125,000
Less: Warrants Exercised	0
Less: Warrants Expired	0

Total Warrants outstanding at March 31, 2007	6,125,000

Because no public market exists for its stock and because these warrants are not in-the-money the company has recorded no discount for these warrants.

NOTE 5.	LEASES

The Company currently subleases a 1,500 square foot warehouse and office space on a month to month basis for $1,250 per month.  Annualized rental is its office space on a month to month basis is $15,000.

NOTE 6.	OPTION ON PROPERTY IN MEXICO

The Company has expensed $9,500 for an option on up to 280 acres in Mexico which expires on 13 April 2007.  Should the option be exercised the $9,500 would apply to the property purchase at approximately $800 per acre.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
(March 31, 2007)

NOTE 7.	PROVISION FOR INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  The total deferred tax asset is $21,846 as of January 31, 2007 which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $99,298 the total valuation allowance is a comparable $21,846.

The provision for income taxes for the fiscal year ended March 31, 2007:

Year Ended January 31,	2007
Deferred Tax Asset	$21,846
Valuation Allowance	(21,846)
Current Taxes Payable	0.00
Income Tax Expense	$0.00

Below is a chart showing the estimated federal net operating losses and the years in which they will expire.

Year	Amount	Expiration
2006	$99,298	2026

NOTE 8.	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent Statement of Financial Accounting Standards (SFAS) SFAS 155-157 and their effect on the Company.

Statement No. 155 – Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.  SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows.  SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
(March 31, 2007)

NOTE 8.	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS - continued

Statement No. 156 – Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which provides an approach to simplify efforts to obtain hedge-like (offset) accounting.  This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied.

Statement No. 157– Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to clarify how to measure fair value and to expand disclosures about fair value measurements.  The expanded disclosures include the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value on earnings and is applicable whenever other standards require (or permit) assets and liabilities to be measured at fair value.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.