Form 10-Q
period 2008-06-30
AFFORDABLE GREEN HOMES INTERNATIONAL
filed 2008-09-04
CIK 1403081

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly  report under Section 13 or 15(d) of the Securities  Exchange Act of 1934 for the quarterly period ended June 30, 2008

☐  Transition report under Section 13 or 15(d) of the Securities  Exchange Act of 1934 for the transition period from ______________ to ______________

Commission file number: 333-144765

AFFORDABLE GREEN HOMES INTERNATIONAL, INC.

Exact name of small business issuer as specified in its charter)

Nevada	87-0785410
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification no.

         800 Vella Avenue Suite “G”
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

Yes ☐ No ☒

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of June 30, 2008 was 12,925,000.

AFFORDABLE GREEN HOMES INTERNATIONAL, INC.

This Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may," "expects," "believes," "anticipates," "intends," "projects," or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties, which could cause actual results to differ materially from those, described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-Q to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors, which could cause such results to differ materially from those described in the forward-looking statements, and elsewhere,, are incorporated by reference into this Form 10-Q. The term the "Company" includes Affordable Green Homes International, Inc.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2008 and the results of its operations and cash flows for the three months ended June 30, 2008 have been made.  Operating results for the three months ended June 30 2008 are not necessarily indicative of the results that may be expected for the year ended March 31, 2009

AFFORDABLE GREEN HOMES INTERNATIONAL, INC.
(A Development Stage Company)
FINANCIAL STATEMENTS
(Unaudited)
Quarter Ended June 30, 2008

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
BALANCE SHEETS

		June 30, 2008
	March 31, 2008	(Unaudited)

ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Bank overdraft	$229	$561
Related party payables	38,383	44,333
Total current liabilties	38,612	44,894

Total Liabilities	38,612	44,894

Stockholders' Equity
Common stock, $.0001 par value;
25,000,000 shares authorized;
9,925,000 (March 2008) and
12,925,000 (June 2008) shares issued
and outstanding	993	1,293
Additional paid in capital	98,257	120,457
Deficit accumulated during the
development stage	(137,862)	(166,644)

Total Stockholders' Equity	(38,612)	(44,894)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Period From
			Oct. 10, 2006
	Three Months	Three Months	(Inception)
	Ended	Ended	To
	June 30, 2007	June 30, 2008	June 30, 2008

Revenues	$-	$-	$-
	-	-	-

Operating expenses:
Amortization & depreciation	-	-	-
General and administrative	1,983	28,782	166,644
	1,983	28,782	166,644

Gain (loss) from operations	(1,983)	(28,782)	(166,644)

Other income (expense):	-	-	-

Income (loss) before
provision for income taxes	(1,983)	(28,782)	(166,644)

Provision for income tax	-	-	-

Net income (loss)	$(1,983)	$(28,782)	$(166,644)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	9,925,000	12,091,667

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Oct. 10, 2006
	Three Months	Three Months	(Inception)
	Ended	Ended	To
	June 30, 2007	June 30, 2008	June 30, 2008

Cash Flows From Operating Activities:
Net income (loss)	$(1,983)	$(28,782)	$(166,644)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation
Bank overdraft		332	561
Related party payables	1,950	5,950	44,333
Compensatory stock issuances			23,000
Net cash provided by (used for)
operating activities	(33)	(22,500)	(98,750)

Cash Flows From Investing Activities:
	-	-	-
Net cash provided by (used for)
investing activities	-	-	-

Cash Flows From Financing Activities:
Sales of common stock		22,500	98,750
Net cash provided by (used for)
financing activities	-	22,500	98,750

Net Increase (Decrease) In Cash	(33)	-	-

Cash At The Beginning Of The Period	92	-	-

Cash At The End Of The Period	$59	$-	$-

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-		$-
Cash paid for income taxes	$-		$-

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL, INC.
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

Results of Operations

Total revenue was $0 for the quarter ended June 30, 2008 as compared to $0 for the year ended March 31 2008. The Company spent the quarter solidifying relationships, raising sufficient capital and acquiring rights to infrastructure ready lands on which to exercise its plan of operation.  Officer and Administrative Compensation was donated during this period and the Company did not book any accrued compensation. Total Assets were $0 at June 30, 2008 as compared to $0 at March 31, 2008.

Plan of Operations

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

The homes in Torreon will be built in 2 phases

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

EXPENDITURES

The following chart provides an overview of our budgeted expenditures using our existing cash resources, by significant area of activity for each quarter, over the next 12 months:

ITEMS	Jul-Sept	Oct-Dec	Jan-Mar	April-Jun	12 Month Total
Legal/Accounting	2,000.00	2,000.00	2,000.00	2,000.00	8,000.00

Transfer Agent	3,500.00	500.00	500.00	500.00	5,000.00

Web Site Development	1,500.00	500.00	500.00	500.00	3,000.00

Office Rent	700.00	700.00	700.00	700.00	2,800.00

Travel Expenses	1,500.00	500.00	1,500.00	500.00	4,000.00

Video Production	1,500.00	500.00	500.00	500.00	3,000.00

Advertising	1,000.00	1,000.00	1,000.00	1,000.00	4,000.00

Office Equipment & Supplies	500.00	500.00	500.00	500.00	2,000.00

TOTALS:	$12,125.00	$6,125.00	$7,125.00	$ 6,125.00	$31,800.00

LIQUIDITY and CASH RESOURCES:

As previously noted, we have raised $10,500 from the sale of stock to our Officers and Directors and $111,250 through a Private Placement to 24 non-affiliated investors. We have paid $500 for our incorporation and operating expenses, $4,000 for bookkeeping and accounting, and $25,000 for expenses associated with this registration statement. Our budgeted expenditures for the next twelve months (minus future construction costs) are $31,800.

How long Affordable Green Homes will be able to satisfy its cash requirements depends on how quickly our company can generate revenue and how much revenue can be generated. Although there can be no assurance at the present, the company plans to be in a position to generate construction revenues by October/November, 2008.

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

PART II: OTHER INFORMATION

Item1.	Legal Proceedings

None

Item 2.	Changes in Securities

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit #	Description
31.1	Certificate of Principal Executive Officer

31.2	Certificate of Principal Accounting Officer

32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (b) Reports on Form 8-K

 None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

AFFORDABLE GREEN HOMES INTERNATIONAL, INC. (Registrant)

Date: September 2, 2008	By:	/s/ John Jones
John Jones, CEO/President