Form 10-Q
period 2008-09-30
AFFORDABLE GREEN HOMES INTERNATIONAL
filed 2008-11-14
CIK 1403081

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended Sept 30, 2008

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

 1325 Spruce St, Suite 200
Riverside, CA 92507

(Address of principal executive office)

(951) 538-8362

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

Yes ☐ No ☒

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of September 30, 2008 was 12,925,000.

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

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2008 and the results of its operations and cash flows for the three months ended September 30, 2008 have been made.  Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended March 31, 2009

AFFORDABLE GREEN HOMES INTERNATIONAL, INC.
(A Development Stage Company)
FINANCIAL STATEMENTS
(Unaudited)
Quarter Ended September 30, 2008

TABLE OF CONTENTS

Page

Balance sheets - March 31, 2008 and September 30, 2008 (Unaudited)	4

Statements of Operations (Unaudited) - Six Months Ended September 30, 2008 and 2007 and the Period from October 10, 2006 (Inception) to September 30, 2008	5

Statements of Cash Flows (Unaudited) - Six Months Ended September 30, 2008 and 2007 and the Period from October 10, 2006 (Inception) to September 30, 2008	6

Notes to Financial Statements	7

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
BALANCE SHEETS

		Sept. 30, 2008
	March 31, 2008	(Unaudited)

ASSETS

Current assets
Cash	$-	$1,000
Total current assets	-	1,000

Total Assets	$-	$1,000

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Bank overdraft	$229	$-
Accounts payable		1,920
Related party payables	38,383	52,600
Total current liabilties	38,612	54,520

Total Liabilities	38,612	54,520

Stockholders' Equity
Common stock, $.0001 par value;
25,000,000 shares authorized;
9,925,000 (March 2008) and
12,925,000 (Sept. 2008) shares issued
and outstanding	993	1,293
Additional paid in capital	98,257	120,457
Deficit accumulated during the
development stage	(137,862)	(175,270)

Total Stockholders' Equity	(38,612)	(53,520)

Total Liabilities and Stockholders' Equity	$-	$1,000

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
					Oct. 10, 2006
	Three Months	Three Months	Six Months	Six Months	(Inception)
	Ended	Ended	Ended	Ended	To
	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2008

Revenues	$-	$-	$-	$-	$-
	-	-	-	-	-

Operating expenses:
Amortization & depreciation	-	-	-	-	-
General and administrative	3,525	8,626	5,508	37,408	175,270
	3,525	8,626	5,508	37,408	175,270

Gain (loss) from operations	(3,525)	(8,626)	(5,508)	(37,408)	(175,270)

Other income (expense):	-	-	-	-	-

Income (loss) before
provision for income taxes	(3,525)	(8,626)	(5,508)	(37,408)	(175,270)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(3,525)	$(8,626)	$(5,508)	$(37,408)	$(175,270)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	9,925,000	12,925,000	9,925,000	12,508,333

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Oct. 10, 2006
	Six Months	Six Months	(Inception)
	Ended	Ended	To
	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2008

Cash Flows From Operating Activities:
Net income (loss)	$(5,508)	$(37,408)	$(175,270)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation
Bank overdraft	108	(229)
Accounts payables		1,920	1,920
Related party payables	5,308	14,217	52,600
Compensatory stock issuances			23,000
Net cash provided by (used for)
operating activities	(92)	(21,500)	(97,750)

Cash Flows From Investing Activities:
	-	-	-
Net cash provided by (used for)
investing activities	-	-	-

Cash Flows From Financing Activities:
Sales of common stock		22,500	98,750
Net cash provided by (used for)
financing activities	-	22,500	98,750

Net Increase (Decrease) In Cash	(92)	1,000	1,000

Cash At The Beginning Of The Period	92	-	-

Cash At The End Of The Period	$-	$1,000	$1,000

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-		$-
Cash paid for income taxes	$-		$-

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

Results of Operations

Total revenue was $0 for the quarter ended September 30, 2008 as compared to $0 for the year ended March 31 2008. The Company spent the quarter solidifying relationships, raising sufficient capital and acquiring rights to infrastructure ready lands on which to exercise its plan of operation.  Officer and Administrative Compensation was donated during this period and the Company did not book any accrued compensation. Total Assets were $1,000 at September 30, 2008 as compared to $0 at March 31, 2008.

Plan of Operations

Mexico - we intend to provide moderate to low cost housing in Mexico and other developing countries. The demand for homes in these countries is significant. We have designed several homes of up to 1,400 square feet. These homes are built out of high quality lightweight prefabricated Structural Concrete Insulated Panels (SCIP’s). The interior and exterior surfaces of the panels are covered with a concrete coating, designed and tested to resist hurricanes, tornados and earthquakes. When the homes are completed they are significantly more structurally sound than wood or concrete alone and can typically be constructed in less than 30 days. We are convinced that there is a real need for homes like these in the economically burgeoning areas in which we are concentrating.

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

The homes in Torreon will be built in 2 phases

Phase I:	We plan to build one home in August/November 2008 then ramp up to 2-9 homes per month.

Phase II:	We plan to build 120 homes (10 homes per month)

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

Texas - we also intend to use our SCIP methodology to rebuild structures that were wiped out by Hurricane Ike.  The Galveston coastline was destroyed for many miles.  A house was constructed in the Crystal Beach suburb of Galveston.  The house was constructed using the SCIP methodology by Ron Bell.  Mr. Bell is coming to work for Affordable Green Homes International, Inc.  Officials from FEMA as well as Texas Tech University have spent time at the house examining why this house was virtually intact while every structure around it was completely washed away.  They have indicated to us that they have interest in the SCIP methodology.

We believe that there exists an incredible opportunity for the company to expand the use of our methodology in the Gulf of Mexico region.  This has the possibility of creating a demand for the SCIP panels themselves that we would produce.  The demand will be far in excess of the panels that we would use ourselves.

EXPENDITURES

The following chart provides an overview of our budgeted expenditures using our existing cash resources, by significant area of activity for each quarter, over the next 12 months:

ITEMS	Oct-Dec	Jan-Mar	Apr-Jun	Jul-Aug	12 Month Total
Legal/Accounting	2,000.00	2,000.00	2,000.00	2,000.00	8,000.00

Transfer Agent	3,500.00	500.00	500.00	500.00	5,000.00

Web Site Development	1,500.00	500.00	500.00	500.00	3,000.00

Office Rent	700.00	700.00	700.00	700.00	2,800.00

Travel Expenses	1,500.00	500.00	1,500.00	500.00	4,000.00

Video Production	1,500.00	500.00	500.00	500.00	3,000.00

Advertising	1,000.00	1,000.00	1,000.00	1,000.00	4,000.00

Office Equipment & Supplies	500.00	500.00	500.00	500.00	2,000.00

TOTALS:	$12,125.00	$6,125.00	$7,125.00	$6,125.00	$31,800.00

Item 2.	Management’s Discussion and Analysis of Financial Condition and Plan of Operations - continued

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

How long Affordable Green Homes will be able to satisfy its cash requirements depends on how quickly our company can generate revenue and how much revenue can be generated. Although there can be no assurance at the present, the company plans to be in a position to generate construction revenues by January, 2009.

If we fail to generate sufficient revenues we will need to raise additional capital to continue operations. If we cannot secure additional financing from outside sources, our Directors have commitments to fund $40,000 in loans without interest, or through a Private Placement of common or preferred shares.

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

AFFORDABLE GREEN HOMES INTERNATIONAL, INC. (Registrant)

Date: November 13, 2008	By:	/s/ Michael P Vahl
Michael P Vahl, CEO/President