Form 10-Q
period 2008-12-31
AFFORDABLE GREEN HOMES INTERNATIONAL
filed 2009-02-17
CIK 1403081

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended Dec 31, 2008

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

Yes ☐ No ☒

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of December 31, 2008 was 12,925,000.

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

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of December 31, 2008 and the results of its operations and cash flows for the three months ended December 31, 2008 have been made.  Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ended March 31, 2009

Affordable Green Homes International
(A Development Stage Company)
Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

Balance Sheets - March 31, 2008 and December 31, 2008 (Unaudited)	4

Statements of Operations (Unaudited) - Three and Nine Months Ended December 31, 2008 and 2007 and the Period from October 10, 2006 (Inception) to September 30, 2008	5

Statements of Cash Flows (Unaudited) - Nine Months Ended December 31, 2008 and 2007 and the Period from October 10, 2006 (Inception) to September 30, 2008	6

Notes to Financial Statements	7

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
BALANCE SHEETS

		Dec. 31, 2008
	March 31, 2008	(Unaudited)

ASSETS

Current assets
Cash	$-	$1,367
Total current assets	-	1,367

Total Assets	$-	$1,367

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Bank overdraft	$229	$-
Accounts payable		2,706
Related party payables	38,383	67,510
Total current liabilties	38,612	70,216

Total Liabilities	38,612	70,216

Stockholders' Equity
Common stock, $.0001 par value;
25,000,000 shares authorized;
9,925,000 (March 2008) and
12,925,000 (Dec. 2008) shares issued
and outstanding	993	1,293
Additional paid in capital	98,257	120,457
Deficit accumulated during the
development stage	(137,862)	(190,599)

Total Stockholders' Equity	(38,612)	(68,849)

Total Liabilities and Stockholders' Equity	$-	$1,367

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
					Oct. 10, 2006
	Three Months	Three Months	Nine Months	Nine Months	(Inception)
	Ended	Ended	Ended	Ended	To
	Dec. 31, 2007	Dec. 31, 2008	Dec. 31, 2007	Dec. 31, 2008	Dec. 31, 2008

Revenues	$-	$-	$-	$-	$-
	-	-	-	-	-

Operating expenses:
Amortization & depreciation	-	-	-	-	-
General and administrative	12,945	15,329	18,453	52,737	190,599
	12,945	15,329	18,453	52,737	190,599

Gain (loss) from operations	(12,945)	(15,329)	(18,453)	(52,737)	(190,599)

Other income (expense):	-	-	-	-	-

Income (loss) before
provision for income taxes	(12,945)	(15,329)	(18,453)	(52,737)	(190,599)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(12,945)	$(15,329)	$(18,453)	$(52,737)	$(190,599)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	9,925,000	12,925,000	9,925,000	12,647,222

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Oct. 10, 2006
	Nine Months	Nine Months	(Inception)
	Ended	Ended	To
	Dec. 31, 2007	Dec. 31, 2008	Sept. 30, 2008

Cash Flows From Operating Activities:
Net income (loss)	$(18,453)	$(52,737)	$(190,599)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation
Bank overdraft	(2,000)	(229)
Accounts payables	73	2,706	2,706
Related party payables	20,288	29,127	67,510
Compensatory stock issuances			23,000
Net cash provided by (used for)
operating activities	(92)	(21,133)	(97,383)

Cash Flows From Investing Activities:
	-	-	-
Net cash provided by (used for)
investing activities	-	-	-

Cash Flows From Financing Activities:
Sales of common stock		22,500	98,750
Net cash provided by (used for)
financing activities	-	22,500	98,750

Net Increase (Decrease) In Cash	-	1,367	1,367

Cash At The Beginning Of The Period	92	-	-

Cash At The End Of The Period	$92	$1,367	$1,367

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

Results of Operations

Total revenue was $0 for the quarter ended December 31, 2008 as compared to $0 for the year ended March 31 2008. The Company spent the quarter solidifying relationships, raising sufficient capital and acquiring rights to infrastructure ready lands on which to exercise its plan of operation.  Officer and Administrative Compensation was donated during this period and the Company did not book any accrued compensation. Total Assets were $1,367 at December 31, 2008 as compared to $0 at March 31, 2008.

Plan of Operations

Texas – The Company intends to start construction of one house in the northern panhandle Texas city of Stinnett by the end of February. Construction financing has been negotiated and will be finalized by the end of February. We are in negotiations to purchase 5-9 building lots in the city. We believe that with the completion of one “model” house, we will create a demand for our Structural Concrete Insulated Panels  (SCIP) houses.

The house that exists in Crystal Beach is creating major interest.  There are many homeowners that need to have destroyed homes rebuilt and are seriously considering SCIP technology for their replacement homes.  We are also in discussions with some of the major insurance carriers to do home replacement.  With our technology, we can build homes faster and cheaper that traditional “stick” construction.  Our homes will be better able to survive an extreme weather event.

Mexico – The Company has entered into an agreement with a local land owner in Torreon, Mexico, that has a contract to deliver 120 homes for the local teachers union.  In Mexico there are several programs that are ‘forced’ savings (similar to our social security) which one is only allowed to draw against for the purpose of putting a deposit for the purchase of a home.  In this specific case the teachers each have between $350,000 and $400,000 Pesos in their savings account and will receive the balance of the mortgage ($800,000 pesos) from INFONAVIT and CONAVI.   The Company will have effective, clear and complete title to each fully improved lot and primary recourse to the mortgage contract until it is paid the balance it is owed by the teachers and INFONAVIT.  All 120 homes in this development will be pre-sold to 120 individual members of the teacher’s union prior to any construction taking place.  All homes are to be delivered before December 31, 2009. Construction financing is presently in the final stages of negotiations and we expect to finalize our agreements by the middle of March, 2009.

The Company has started construction of 4 model homes in the area of Torreon.  The property is (just East of the International airport and adjacent to the American International School).  The company is also in contract to purchase raw land located about 20 miles east of the town of Torreon. This is a fast growing area and the State has made plans to widen the access road from a 2 lane highway to a 4 lane highway. The location has power and water on the property and has all the entitlements necessary to pass ownership and begin construction. The estimated cost to build a 1200 square foot home is $25,000. Comparable completed homes in this area are selling for $45,000. We anticipate construction of the models will be completed by the end of March. We believe that we will begin taking deposits for construction by April 15th.  It is our current plan to build 10-15 houses per month with the goal of increasing production to 20 homes per month by summer.

The demand for homes in Mexico and many other countries is significant. We have designed several homes from 1,100 to 1,400 square feet. These homes are built out of high quality lightweight prefabricated Structural Concrete Insulated Panels (SCIP’s). The interior and exterior surfaces of the panels are covered with a concrete coating, designed and tested to resist hurricanes, tornados and earthquakes and provide high energy efficiency reducing heating and cooling costs.. When the homes are completed they are significantly more structurally sound than wood or concrete alone and can typically be constructed in less than 30 days. We are convinced that there is a real need for homes like these in the economically burgeoning areas in which we are concentrating.

This construction process is extremely fast because the panels come in 4x8 feet to 5x12 feet panels. The average size of the homes to be built in the large scale project will be 800 square feet. The average home can be erected with walls and roof in 4-5 days ready for the application of concrete to the interior and exterior walls and roof. These panels have a higher insulation factor and sound transmission coefficient than conventional buildings.

AFFORDABLE GREEN HOMES energy efficient homes will be an answer to the needs of millions of people in the hurricane affected parts of the U.S.A, as with Mexico and other countries that are looking for a low cost and low maintenance shelter for their peoples.

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

We believe that there exists a credible opportunity for the company to expand the use of our methodology in the Gulf of Mexico region.  This has the possibility of creating a demand for the SCIP panels themselves that we would produce.  The demand will be far in excess of the panels that we would use ourselves.

EXPENDITURES

The following chart provides an overview of our budgeted expenditures using our existing cash resources, by significant area of activity for each quarter, over the next 12 months:

ITEMS	Jan-Mar	Apr-Jun	Jul-Sep	Oct-Dec	12 Month Total
Legal/Accounting	3,000	5,000	7,500	10,000	25,500

Transfer Agent	500	500	500	500	2,000

Web Site Development	1,500	500	500	500	3,000

Office Rent	500	500	500	500	2,000

Travel Expenses	1,500	2,500	2,500	2,500	9,000

Video Production	1,500	500	500	500	3,000

Advertising	1,000	1,000	1,000	1,000	4,000

Office Equipment & Supplies	200	200	200	200	800

TOTALS:	$9,700	$10,700	$13,200	$15,700	$49,300

LIQUIDITY and CASH RESOURCES:

The company has started raising capital and believes that it will raise enough to complete the building of  the 4 models for Phase I of the Torreon Mexico Project by mid-March.  It is our goal to raise four million dollars ($4,000,000 USD) by April 30, 2009.  After we complete construction on the model homes in Torreon, we will begin taking orders and deposits from the members of the Teachers Union for new homes.  It is our goal to close our first homes by the end of March.

How long Affordable Green Homes will be able to satisfy its cash requirements depends on how quickly our company can generate investment capital or revenue and how much revenue can be generated. Although there can be no assurance at the present, the company plans to be in a position to generate construction revenues by April, 2009.

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

AFFORDABLE GREEN HOMES INTERNATIONAL, INC. (Registrant)

Date: February 17, 2009	By:	/s/ Michael P Vahl
Michael P Vahl, CEO/President