Form 10-K
period 2009-03-31
AFFORDABLE GREEN HOMES INTERNATIONAL
filed 2009-07-08
CIK 1403081

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-144765

Affordable Green Homes International, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-0785410
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

 1325 Spruce St, Suite 200
Riverside, CA 92507

(Address of Principal Executive Offices) (Zip Code)

(951) 538-8362

Registrant's telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐ (Not Required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the Company's Common Stock held by non-affiliates of the registrant as of March 31, 2009 was approximately $646,250 (based upon 12,925,000 shares at $0.05 per share).

For the fiscal year ended March 31, 2009 the Company's revenue was  $0

As of March 31, 2009, the number of shares of Common Stock outstanding was 12,925,000

DOCUMENTS INCORPORATED BY REFERENCE

None

AFFORDABLE GREEN HOMES INTERNATIONAL, INC.
TABLE OF CONTENTS

PART  I

ITEM 1. BUSINESS.

The Company

Affordable Green Homes, International, Inc. (“we”, “us” or “AGHI” ) was incorporated in Nevada on October 10, 2006  A registration Statement on Form SB-2, as amended, was initially filed on July 23, 2007. A post-effective amendment no. 2 to form SB-2 on form S-1 registration statement under the securities act of 1933 was filed on July 8, 2008.

The Business

Affordable Green Homes International, Inc. (“AGHI”) was founded on the basis of developing properties and technologies in an environmentally responsible yet profitable manner and is engaged in the business of construction of Residential, Commercial and Industrial structures using Structural Concrete Insulated Panel (SCIP) Technology.  Affordable Green Homes International, Inc. was incorporated in the State of Nevada on October 10, 2006. We intend to provide moderate to low cost housing in the Northern Panhandle of Texas around the Stinnett/Perryton Area where an acute housing shortage currently exists, and in the Hurricane affected areas of Galveston, Texas area. These homes are built out of high quality lightweight prefabricated Structural Concrete Insulated Panels (SCIP’s). The interior and exterior surfaces of the panels are covered with a concrete coating, designed and tested to resist hurricanes, tornados, hail, fire and earthquakes. When the homes are completed they are significantly more structurally sound than wood or concrete alone and can typically be constructed in less than 90 days. We are convinced that there is a real need for homes like these in the economically burgeoning areas in which we are concentrating.

The company intends to operate 3 business units:

1.	A SCIP manufacturing unit
2.	A construction unit based in the Northern Panhandle of Texas, primarily around the Stinnett/Perryton Area.
3.	A construction unit based in the Galveston, Texas area. This unit will do reconstruction following Hurricane Ike.

SCIP Manufacturing Summary:  The Company believes that construction using SCIP technology will start its real growth in 2010.  In 2007, Ron Bell built a SCIP home near Crystal Beach.  Crystal Beach is directly on the Gulf Coast approximately 10 miles northeast of Galveston.  The home was built on pilings that were designed so that a hurricane type high surf would pass underneath and not injure the structure of the home. This house was the only one within several miles to survive Hurricane Ike virtually unscathed. The Crystal Beach House has raised the awareness of construction using this technology in areas prone to hurricanes, tornados and earthquakes.  It is our intention to be the leader in this industry.  FEMA officials as well as the Structures group from Texas Tech University have both been to the house to inspect it and discuss a wide range of topics concerning using this type of construction all along the gulf coast.

Northern Texas Panhandle Summary:  There is an acute housing shortage in the Northern Panhandle of Texas.  This is due to a number of factors:

1.	Conoco-Phillips – 7 to 10 year plant expansion
2.	Chevron – 7 to 10 year plant expansion
3.	Wind Generation – T. Boone Pickens and others building massive wind farms within 10 miles of Stinnett (north, east and west of town)
4.	Two Carbon Black plants within 10 miles of Stinnett
5.	New plastics plant within 10 miles of Stinnett
6.	New aircraft plant (Ospray Project) within 20 miles of Stinnett

All of the motels and apartments are booked solid and have been for over a year.  The company feels that building some medium size houses, 1200-1500 sq ft, as well as one (1) to three (3)  40 unit 2 story motels would sell quickly in this area.  Ron Bell (our highly qualified consultant for this area) has met with the Mayor of Stinnett as well as the President of the Stinnett Community Development Corporation, and both have told him that there is a great demand for the products that we can deliver.  The City of Stinnett sold us three home lots for a total of $2000.  We started construction on the first house on April 19th.  We anticipate completion between July 1st and the 10th.  We hope to start construction on the other 2 homes (next door) the beginning of July, 2009.  We believe that the Company can build and sell 8-10 single family dwellings as well as 1 -  40 unit motel in 2009.  There is potential to build a housing community a few miles outside of Stinnett that will have over 250 single family dwellings.

ITEM 1. BUSINESS. - continued

The Business- continued

Galveston Area Summary:  A major opportunity presented itself with Hurricane Ike.  There is a great deal of devastation in the general area and there will be a large number of homes and commercial structures that will need to be rebuilt following the hurricane.  Affordable Green Homes will be at the center of the rebuilding.  In 2007, Ron Bell built a SCIP home near Crystal Beach.  Crystal Beach is directly on the Gulf Coast approximately 10 miles northeast of Galveston.  The home was built on pilings that were designed so that a hurricane type high surf would pass underneath and not injure the structure of the home.  We are also in discussions with major insurance carriers about rebuilding homes with our type of construction.

Markets/ Potential Customer Base

AGHI has been approached by various parties who recognize the value of our type of construction.  Potential expansion in worldwide.  Some of the countries we have been in contact with to build affordable housing are:

Mexico
Peru
Nigeria
Saipan
Guam
India
Brazil

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

The Company faces competition from over 2000 home builders delivering between 100-300 homes per year.

ITEM 1. BUSINESS. - continued

Effect if Governmental Regulations on our Business

It is the intention of the Company to establish an independent operating company in each jurisdiction in which the Company carries out its business.  Said operating company will be fully compliant with and abide by all local laws and regulations for the relevant jurisdiction

Research and Development Activities and Costs

AGHI has not incurred any costs to date. The company plans to undertake research and development activities during the second half of 2009 to improve our manufacturing process as well as develop “greener” building components.

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

Number of Employees

We currently  employ  approximately  1  full-time  employees  and no part-time employees. We have no collective bargaining agreements with any labor organization and we believe that we enjoy good relations with our employees.

ITEM 1A. RISK FACTORS

Not Required

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Required

ITEM 2. PROPERTIES.

We are located at  1325 Spruce St, Suite 200 Riverside, CA 92507 County of Riverside, CA.  Our present facility is a standard 200 square foot conventional office space.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceedings, nor are we aware of any governmental authority contemplating any legal proceeding against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of the Shareholders was held on September 9, 2008.  The shareholders elected the  Board of Directors to serve for one year or until the next annual meeting.  The new board consists of Michael Vahl (Chairman), Zachary Lark (Secretary/Treasurer) and Randall Buchanan.  Shareholders voted to retain Ronald Chadwick as the Corporate Auditor and William O’Neal as Corporate Counsel.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

As of March 31, 2009,  the Company’s common stock has not commenced trading.

Holders

As of March 31, 2009 there were approximately 36 holders of record of our common stock, not including persons holding shares in “street” names.

Dividends

We have not paid any cash dividends since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future.

Recent Sales of Unregistered Securities

SHAREHOLDER	CERT #	SHARES	AMT. PD.	DATE

Nancy Jones	101	250,000	$2,500	10/27/06
Chris Jones	102	100,000	$1,000	10/27/06
Geoff Mehl	103	25,000	$250	10/27/06
William Tervo	104	150,000	$1,500	10/27/06
Deborah Jones	105	100,000	$1,000	10/27/06
Stephanie Hill	106	250,000	$2,500	10/27/06
William Tervo	107	50,000	$500	10/27/06
John Jones	108	1,000,000	$6,000	10/27/06
Randall Buchanan	109	100,000	$1,000	10/27/06
Juliann Basilio	110	100,000	$1,000	10/30/06
A-Finn Finance & Investment LLC	111	2,000,000	$20,000	10/30/06
Stephen Matthew K.	112	260,000	$2,600	10/30/06
Girvan Kroesing	113	100,000	$1,000	10/30/06
William & Catherine Kroesing	114	20,000	$200	10/30/06
Mark & Laurie Kroesing	115	20,000	$200	10/30/06
Steve Kroesing	116	1,000,000	$10,000	10/30/06
Stephanie Hill	117	1,500,000	$15,000	1/6/2007
John Artzer	118	200,000	Services	2/1/2007
John Wachsmith	119	800,000	Services	2/1/2007
Nancy Jones	120	250,000	Services	2/1/2007
Burg Family Trust UTD 4/16/06	121	600,000	Services	2/1/2007
Carolyn W Plant	122	200,000	$2,000	2/1/2007
Peter Zampaglione	123	200,000	$2000	2/22/2007

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. - continued

Recent Sales of Unregistered Securities - continued

Peter E Zampaglione	124	200,000	$2000	2/22/2007
Jeannie Mainland	125	29,000	$290	2/12/2007
Bob Breeden	126	30,000	$300	2/12/2007
William Tervo	127	100,000	$1,000	3/12/2007
Jessica Santoro	128	50,000	$500	3/10/2007
David H Lee	129	95,500	$955	7/1/2007
Bob Breeden	130	95,500	$955	7/1/2007
Michael Neville Jr.	131	50,000	$500	3/10/2007
Michael A Bryan	133	334,000	$5,010	6/3/08
Kurt V. Armbrust	134	333,000	$4,995	6/3/08
Aaron Buxbaum	135	333,000	$4,995	6/3/08
Jeff Jones	136	500,000	$7,500	6/3/08
Green World Construction	137	1,500,000	Services	6/3/08

The above shares were pursuant to the exemption from registration provided by section 4(2) of the Securities Act of 1933 as amended.

ITEM 6. SELECTED FINANCIAL DATA

Not Required

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

Total revenue was $0 for the year ended March 31, 2009 as compared to $0 for the year ended March 31 2008. The Company spent the past year solidifying relationships and acquiring rights to infrastructure ready lands on which to exercise its plan of operation.  Officer and Administrative Compensation were donated during this period and the Company did not book any accrued compensation. Total Assets were $1,084 at March 31, 2009 as compared to $0 at March 31, 2008, a net increase of $1,084.  The net increase was a result of an equity investment to the Company.

PLAN OF OPERATION

Affordable Green Homes International, Inc. (“AGHI”) was founded on the basis of developing properties and technologies in an environmentally responsible yet profitable manner and is engaged in the business of construction of Residential, Commercial and Industrial structures using Structural Concrete Insulated Panel (SCIP) Technology.  Affordable Green Homes International, Inc. was incorporated in the State of Nevada on October 10, 2006. We intend to provide moderate to low cost housing in the Northern Panhandle of Texas around the Stinnett/Perryton Area where an acute housing shortage currently exists, and in the Hurricane affected areas of Galveston, Texas area. These homes are built out of high quality lightweight prefabricated Structural Concrete Insulated Panels (SCIP’s). The interior and exterior surfaces of the panels are covered with a concrete coating, designed and tested to resist hurricanes, tornados and earthquakes. When the homes are completed they are significantly more structurally sound than wood or concrete alone and can typically be constructed in less than 30 days. We are convinced that there is a real need for homes like these in the economically burgeoning areas in which we are concentrating.

The company intends to operate 3 business units:

1.	A SCIP manufacturing unit
2.	A construction unit based in the Northern Panhandle of Texas, primarily around the Stinnett/Perryton Area.
3.	A construction unit based in the Galveston, Texas area. This unit will do reconstruction following Hurricane Ike.

SCIP Manufacturing:  The Company believes that construction using SCIP technology will start its real growth in 2010.  In 2007, Ron Bell built a SCIP home near Crystal Beach.  Crystal Beach is directly on the Gulf Coast approximately 10 miles northeast of Galveston.  The home was built on pilings that were designed so that a hurricane type high surf would pass underneath and not injure the structure of the home. This house was the only one within several blocks to survive Hurricane Ike untouched. The Crystal Beach House has raised the awareness of construction using this technology in areas prone to hurricanes, tornados and earthquakes.  It is our intention to be the leader in this industry.  FEMA officials as well as the Structures group from Texas Tech University have both been to the house to inspect it and discuss a wide range of topics concerning using this type of construction all along the gulf coast.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

PLAN OF OPERATION - continued

Northern Texas Panhandle:  There is an acute housing shortage in the Northern Panhandle of Texas.  This is due to a number of factors:

1.	Conoco-Phillips – 7 to 10 year plant expansion
2.	Chevron – 7 to 10 year plant expansion
3.	Wind Generation – T. Boone Pickens and others building massive wind farms within 10 miles of Stinnett (north, east and west of town)
4.	Two Carbon Black plants within 10 miles of Stinnett
5.	New plastics plant within 10 miles of Stinnett
6.	New aircraft plant (Ospray Project) within 20 miles of Stinnett

All of the motels and apartments are booked solid and have been for over a year.  The company feels that building some medium size houses, 1200-1500 sq ft, as well as one (1) to three (3)  40 unit 2 story motels would sell quickly in this area.  Ron Bell (our highly qualified consultant for this area) has met with the Mayor of Stinnett as well as the President of the Stinnett Community Development Corporation, and both have told him that there is a great demand for the products that we can deliver.  They are currently working with Mr. Bell to locate additional home lots for us to begin construction by the first of the year.  We believe that the company can build and sell 8-10 single family dwellings as well as 1 - 40 unit motel in 2009.  There is potential to build a housing community a few miles outside of Stinnett that will have over 250 single family dwellings.

Galveston Area:  A major opportunity presented itself with Hurricane Ike.  There is a great deal of devastation in the general area and there will be a large number of homes and commercial structures that will need to be rebuilt following the hurricane.  Affordable Green Homes will be at the center of the rebuilding.  In 2007, Ron Bell built a SCIP home near Crystal Beach.  Crystal Beach is directly on the Gulf Coast approximately 10 miles northeast of Galveston.  The home was built on pilings so that a hurricane type high surf would pass underneath and not injure the structure of the home.  We are also in discussions with major insurance carriers about rebuilding homes with our type of construction.

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

Markets/ Potential Customer Base

Some of the countries we have been in contact with to build affordable housing in addition to Mexico are:

Mexico
Peru
Nigeria
Saipan
Guam
India
Brazil

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Required

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements required to be filed pursuant to this Item 8 begin on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with Ronald R Chadwick on accounting and financial disclosure matters at any time.

ITEM 9A. CONTROLS AND PROCEDURES.

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

9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers of the Company are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Michael P Vahl	President, CEO and Director	52	September 9, 2008
Zachary O. Lark	Secretary, Treasurer, and Director	41	September 9, 2008
Randall Buchanan	Director	63	September 9, 2008

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

Mr. Michael P. Vahl  Age 52, CEO, President and Director

Michael P. Vahl has owned The Vahl Software Group, a computer and business consulting firm, since 1988.  Mr. Vahl also co-founded Capital Development Group, Inc., in 1994 and helped it go public in 1995.  Capital Development Group, Inc. was in the business of factoring Medical Accounts Receivables.  Mr. Vahl also sits and has sat on a number of non profit Board of Directors in Riverside, California.

Mr. Zachary O. Lark  Age 41 Secretary, Treasurer and Director

Zachary O. Lark is Managing Director of ARGO Venture Group, LLC, a boutique venture consulting firm which provides services focused on work out and start-up situations as well as real estate investment services.  In 1997, he founded and served as Director of Business Development of an Internet Service Provider named Telisphere Communications catering to Business and Government organizations.  In 1999, he sold Telisphere as part of National roll up plan and helped launch a national Software Application Service Provider named Essential Markets.  While there, he served as a technical and marketing advisor to the founders ending up as Director of Investor Relations.  He left Essential Markets in 2001 to form his own Venture Consulting Company, Grid Ventures, Inc.  Over the past 8 years, he has traveled internationally negotiating marketing and distribution agreements, raising money for client companies, assisting them secure long term management teams while hitting business milestones.  He has also participated in various roles in several successful real estate developments.  He attended Hawaii Pacific University and currently lives in Seattle, WA.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE. - continued

Mr. Randall “Buck” Buchanan  Age 63 Director

Randall (“Buck”) Buchanan has been a local resident of the Reno/Sparks area for over twenty-five (25) years and has been involved in many Northern Nevada’s major real estate developments including construction management of some of the largest hotel and gaming resort properties.  He served our country for years of service in the military and his tours during the Vietnam Conflict.  He earned his Business degree from Penn State University.  Mr. Buchanan has achieved many entrepreneurial successes, with one of his latest being the company that he has owned and managed for over fifteen (15) years, Servicemaster by Buchanan.  Founded on his belief of “giving back” to those in need, his company exemplifies his character.  It’s often said of Mr. Buchanan, his common sense approach united with his high energy and moral values is what inspires his employees, partners and friends to greater heights.  His vision and perseverance will be his most valuable asset.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company's equity securities, ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. The Company has been informed that none of the persons required to file in a timely manner as required by Section 16 of the Securities Exchange Act of 1934 and the Rules promulgated thereunder have done so.  The Company is further informed that (a) Forms 3 and Forms 5 will be filed by each of the aforementioned persons on or before December 31, 2009 and (b) such persons have not been required to file any other Forms under Section 16(a) of the Exchange Act during the fiscal year ended March 31, 2009 or prior thereto.

ITEM 11. EXECUTIVE COMPENSATION.

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

ITEM 11. EXECUTIVE COMPENSATION. - continued

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following is a table detailing the current shareholders of AGHI owning 5% or more of the common stock, and shares owned by AGHI directors and officers as of   March 31, 2009 :

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Common	Mr. John Jones 2170 Veneto Sparks, NV 89434	1,000,000	7.74%
Common	Mr. Randall Buchanan Director 545 Valle Verde Sparks, NV 89436	100,000	0.77%
Common	Ms. Stephanie Hill 35-502 Canteen Way Thousand Palms, CA 92276	1,750,000	13.54%
Common	A-Finn Finance and Investment LLC (1) 461 Donald Drive Hollister, Ca 95023	2,000,000	15.47%
Common	Steve Kroesing P.O. Box 2184 Joshua Tree, CA 92252	1,000,000	7.74%
Common	John Wachsmith 1255 Tremont Street Port Townsend, WA 98368	800,000	6.19%
Common	Directors and officers as a group of two (1)	6,650,000	51.45%

1.	Juliann Basilio is the controlling member of A-Finn Finance and Investment LLC
2.	Based on the total of 12,925,000 outstanding common shares as of the date of this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On October 27, 2006, John Jones purchased by subscription 1,000,000 shares of common stock from AGHI for $0.0060 per share or an aggregate of $6,000.

On October 27, 2006, Randall Buchanan purchased by subscription 100,000 shares of common stock from AGHI for $0.01 per share or an aggregate of $1,000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE. - continued

On October 27, 2006, Stephanie Hill purchased by subscription 250,000 shares of common stock from AGHI for $0.01 per share or an aggregate of $2,500 ..

On October 30, 2006, A-Finn Finance & Investment, LLC, purchased by subscription 2,000,000 shares of common stock from AGHI for $0.01 per share or an aggregate of $20,000.

On January 6, 2007, Stephanie Hill purchased by subscription 1,500,000 shares of common stock from AGHI for $0.01 per share or an aggregate of $15,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the aggregate fees billed to Registrant by its principal accountant(s) for professional services rendered for the fiscal years ended March 31, 2009 and 2008.

1.
Audit Fees. Consists of fees billed for professional services rendered for the audits of Registrant's financial statements for the fiscal years ended March 31, 2009 and 2008, and for review of the financial statements included in Registrant's Quarterly Reports on Form 10-QSB and 10-Q for those fiscal years.

Audit fees paid for the 2008 audit to Chadwick LLC were $3,900.
Audit fees paid for the 2009 audit to Chadwick LLC were $7,750.

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

None

None of the "audit-related," "tax" and "all other" services in 2009, as defined above, were approved by the Audit Committee in reliance on the de minimus exception to the preapproval requirements under federal securities laws and regulations.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following Exhibits are filed herewith:

23.1	Consent of Independent Registered Public Accounting Firm (Ronald R. Chadwick, PC)

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOR:	AFFORDABLE GREEN HOMES INTERNATIONAL, INC.

Dated: July 8, 2009	By:	/s/ Michael P. Vahl
Michael P Vahl, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signatures	Titles	Date

/s/ Michael P Vahl	Principal Executive Officer	July 8, 2009
Michael P Vahl

/s/ Zachary O. Lark	Principal Financial and Accounting Officer	July 8, 2009
Zachary O. Lark

AFFORDABLE GREEN HOMES INTERNATIONAL
FINANCIAL STATEMENTS

TABLE OF CONTENTS

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Affordable Green Homes International
Palm Springs, California

I have audited the accompanying balance sheets of Affordable Green Homes International (a development stage company) as of March 31, 2008 and 2009, and the related statements of operations, stockholders' equity and cash flows for the years then and for period from October 10, 2006 (inception) through March 31, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affordable Green Homes International as of March 31, 2008 and 2009, and the results of its operations and its cash flows for the years then ended and for period from October 10, 2006 (inception) through March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	Ronald R. Chadwick, P.C.
June 30, 2009	RONALD R. CHADWICK, P.C.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2008	March 31, 2009

ASSETS

Current assets
Cash	$-	$1,084
Total current assets	-	1,084

Total Assets	$-	$1,084

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Bank overdraft	$229	$-
Related party payables	38,383	76,084
Total current liabilties	38,612	76,084

Total Liabilities	38,612	76,084

Stockholders' Equity
Common stock, $.0001 par value;
25,000,000 shares authorized;
9,925,000 (2008) and
12,925,000 (2009) shares issued
and outstanding	993	1,293
Additional paid in capital	98,257	135,457
Deficit accumulated during the
development stage	(137,862)	(211,750)

Total Stockholders' Equity	(38,612)	(75,000)

Total Liabilities and Stockholders' Equity	$-	$1,084

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Period From
			Oct. 10, 2006
			(Inception)
	Year Ended	Year Ended	To
	March 31, 2008	March 31, 2009	March 31, 2009

Revenues	$-	$-	$-
	-	-	-

Operating expenses:
General and administrative	38,564	73,888	211,750
	38,564	73,888	211,750

Gain (loss) from operations	(38,564)	(73,888)	(211,750)

Other income (expense):	-	-	-

Income (loss) before
provision for income taxes	(38,564)	(73,888)	(211,750)

Provision for income tax	-	-	-

Net income (loss)	$(38,564)	$(73,888)	$(211,750)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.01)

Weighted average number of
common shares outstanding	9,925,000	12,716,667

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY

				Deficit
				Accumulated
	Common Stock			During The	Stock-
		Amount	Paid In	Development	holders'
	Shares	($.0001 Par)	Capital	Stage	Equity

Balances at Oct. 10, 2006 (Inception)	-	$-	$-	$-	$-

Compensatory stock issuances	2,300,000	230	22,770		23,000

Sales of common stock	7,625,000	763	75,487		76,250

Net income (loss) for the period				(99,298)	(99,298)

Balances at March 31, 2007	9,925,000	$993	$98,257	$(99,298)	$(48)

Net income (loss) for the year				(38,564)	(38,564)

Balances at March 31, 2008	9,925,000	$993	$98,257	$(137,862)	$(38,612)

Compensatory stock issuances	1,500,000	150	14,850		15,000

Sales of common stock	1,500,000	150	22,350		22,500

Net income (loss) for the year				(73,888)	(73,888)

Balances at March 31, 2009	12,925,000	$1,293	$135,457	$(211,750)	$(75,000)

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period From
			Oct. 10, 2006
			(Inception)
	Year Ended	Year Ended	To
	March 31, 2008	March 31, 2009	March 31, 2009

Cash Flows From Operating Activities:
Net income (loss)	$(38,564)	$(73,888)	$(211,750)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Bank overdraft	229	(229)	-
Related party payables	38,243	37,701	76,084
Compensatory stock issuances		15,000	38,000
Net cash provided by (used for)
operating activities	(92)	(21,416)	(97,666)

Cash Flows From Investing Activities:
	-	-	-
Net cash provided by (used for)
investing activities	-	-	-

Cash Flows From Financing Activities:
Sales of common stock		22,500	98,750
Net cash provided by (used for)
financing activities	-	22,500	98,750

Net Increase (Decrease) In Cash	(92)	1,084	1,084

Cash At The Beginning Of The Period	92	-	-

Cash At The End Of The Period	$-	$1,084	$1,084

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
NOTES TO  FINANCIAL STATEMENTS
March 31, 2008 and 2009

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Affordable Green Homes International (the “Company”), was incorporated in the State of Nevada on October 10, 2006. The Company is in business to provide moderate to low cost housing in the Northern Panhandle of Texas around the Stinnett/Perryton Area where an acute housing shortage currently exists, and in the Hurricane affected areas of Galveston, Texas area. using low cost structural concrete insulated panels as the basic construction methodology. The Company plans to purchase land for development, and to market and build finished homes using local labor. The Company is currently considered to be in the development stage, having generated no revenues and conducted only limited activities.

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

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the price to the client is fixed or determinable, and collectability is reasonably assured.

Property and equipment

Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life.

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheet, approximates fair value.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
NOTES TO  FINANCIAL STATEMENTS
March 31, 2008 and 2009

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

NOTE 2. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to SFAS 109. At March 31, 2008 and 2009 the Company had approximately $138,000 and $212,000 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2027. A deferred tax asset of approximately $29,000 and $44,000 resulting from the loss carryforward has been offset by a 100% valuation allowance. The change in the valuation allowance in fiscal year 2008 and 2009 was approximately $7,500 and $15,000.

NOTE 3.  LEASE

The Company in 2008 leased office and warehouse space under a month to month lease at $700 per month. Rent expense in fiscal year 2008 was approximately $8,400.

NOTE 4.  STOCKHOLDERS' EQUITY

Common stock

The Company at March 31, 2008 and 2009 had 25,000,000 shares of authorized common stock, $.0001 par value, with 9,925,000 and 12,925,000 common shares issued and outstanding.

Stock options and warrants

At March 31, 2008 and 2009 the Company had stock options and warrants outstanding as described below.

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

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
NOTES TO  FINANCIAL STATEMENTS
March 31, 2008 and 2009

NOTE 4.  STOCKHOLDERS' EQUITY - continued

During fiscal year end March 31, 2009,  9,734,000 of the warrants expired, leaving a year end balance of 191,000 non-employee common stock purchase warrants.

Employee stock options and warrants

The Company accounts for employee stock options and warrants under SFAS 123(r). Unless otherwise provided for, the Company covers option and warrant exercises by issuing new shares. There were no employee stock options or warrants issued or outstanding at March 31, 2008 and 2009.

NOTE 5.  GOING CONCERN

The Company has suffered a loss from operations and has limited operations, and in all likelihood will be required to make significant future expenditures in connection with marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions. By doing so, the Company hopes to generate sufficient capital to execute its business plan of building affordable family homes for lower income workers in Texas and Louisiana. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.