Form 10-Q
period 2009-06-30
AFFORDABLE GREEN HOMES INTERNATIONAL
filed 2009-08-14
CIK 1403081

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009

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

 1325 Spruce St, Suite 200
Riverside, CA 92507

(Address of principal executive office)

(951) 538-8362

(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes     ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐ Yes     ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of June 30, 2009 was 12,925,000.

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

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30,2009 and the results of its operations and cash flows for the three months ended June 30, 2009 have been made.  Operating results for the three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended March 31, 2010.

Affordable Green Homes International
(A Development Stage Company)
Financial Statements
(Unaudited)

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
BALANCE SHEETS

		June 30, 2009
	March 31, 2009	(Unaudited)

ASSETS
Current assets
Cash	$1,084	$202
Total currnt Assets	1,084	202

Construction in Progress	-	97,000
Total Assets	$1,084	$97,202

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Bank overdraft	$-	$6
Accounts payable	-	150
Accounts payable - related parties	76,084	223,478
Accued interest payable	-	1,625
Notes payable	-	85,000
Total current liabilties	76,084	310,259

Total Liabilities	76,084	310,259

Stockholders' Equity
Common stock, $.0001 par value;
25,000,000 shares authorized;
12,925,000 shares issued
and outstanding	1,293	1,293
Additional paid in capital	135,457	135,457
Deficit accumulated during the
development stage	(211,750)	(349,807)

Total Stockholders' Equity	(75,000)	(213,057)

Total Liabilities and Stockholders' Equity	$1,084	$97,202

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Period From
			Oct. 10, 2006
	Three Months	Three Months	(Inception)
	Ended	Ended	To
	June 30, 2008	June 30, 2009	June 30, 2009

Revenues	$-	$-	$-
	-	-	-

Operating expenses:
Amortization & depreciation	-	-	-
General and administrative	28,782	136,432	348,182
	28,782	136,432	348,182

Gain (loss) from operations	(28,782)	(136,432)	(348,182)

Other income (expense):
Interest expense	-	(1,625)	(1,625)
	-	(1,625)	(1,625)
Income (loss) before
provision for income taxes	(28,782)	(138,057)	(349,807)

Provision for income tax	-	-	-

Net income (loss)	$(28,782)	$(138,057)	$(349,807)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.01)

Weighted average number of
common shares outstanding	12,091,667	12,091,667

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Oct. 10, 2006
	Three Months	Three Months	(Inception)
	Ended	Ended	To
	June 30, 2008	June 30, 2009	June 30, 2009

Cash Flows From Operating Activities:
Net income (loss)	$(28,782)	$(138,057)	$(349,807)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation
Bank overdraft	332	6	6
Related party payables	5,950	147,394	223,478
Accrued payables	-	1,775	1,775
Compensatory stock issuances	-	-	38,000
Net cash provided by (used for)
operating activities	(22,500)	11,118	(86,548)

Cash Flows From Investing Activities:
Construction in progress	-	(97,000)	(97,000)
Net cash provided by (used for)
investing activities	-	(97,000)	(97,000)

Cash Flows From Financing Activities:
Sales of common stock	22,500	-	98,750
Notes payable - borrowings	-	85,000	85,000
Notes payable - payments	-	-	-
Net cash provided by (used for)
financing activities	22,500	85,000	183,750

Net Increase (Decrease) In Cash	-	(882)	202

Cash At The Beginning Of The Period	-	1,084	-

Cash At The End Of The Period	$-	$202	$202

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

Financial Instruments

The carrying value of the Company’s financial instruments as reported in the accompanying balance sheet, approximates fair value.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Total revenue was $0 for the quarter ended June 30, 2009 as compared to $0 for the year ended March 31 2009. The Company spent the quarter solidifying relationships, raising sufficient capital and starting construction of our first house in Stinnett, TX.  The house is expected to be completed and ready for sale in August 2009.  Officer and Administrative Compensation was donated during this period and the Company did not book any accrued compensation. Total Assets were $97,202 at June 30, 2009 as compared to $0 at March 31, 2009.

Plan of Operations

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

Northern Texas Panhandle:  There is an acute housing shortage in the Northern Panhandle of Texas.  This is due to a number of factors:

1.	Conoco-Phillips – 7 to 10 year plant expansion
2.	Chevron – 7 to 10 year plant expansion
3.	Wind Generation – T. Boone Pickens and others building massive wind farms within 10 miles of Stinnett (north, east and west of town)
4.	Two Carbon Black plants within 10 miles of Stinnett
5.	New plastics plant within 10 miles of Stinnett
6.	New aircraft plant (Osprey Project) within 20 miles of Stinnett

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Plan of Operations - continued

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

EXPENDITURES

The following chart provides an overview of our budgeted expenditures using our existing cash resources, by significant area of activity for each quarter, over the next 12 months:

ITEMS	Jul-Sep	Oct-Dec	Jan-Mar	Apr-Jun	12 Month Total
Legal/Accounting	5,000	7,500	10,000	10,000	32,500

Transfer Agent	500	500	500	500	2,000

Web Site Development	500	500	500	500	2,000

Office Rent	500	500	500	500	2,000

Travel Expenses	2,500	2,500	2,500	2,500	10,000

Video Production	500	500	500	500	2,000

Advertising	1,000	1,000	1,000	1,000	4,000

Office Equipment & Supplies	200	200	200	200	800

TOTALS:	$10,700	$13,200	$15,700	$15,700	$55,300

LIQUIDITY and CASH RESOURCES:

The company has raised enough capital to build our first house in Stinnett, TX.  We are currently seeking financing to build 2 more houses in Stinnett as well as three houses in Perryton, TX.  We are also looking to raise capital to allow us to scale the company to be able to construct 20-40 homes at a time.

How long Affordable Green Homes will be able to satisfy its cash requirements depends on how quickly our company can generate investment capital or revenue and how much revenue can be generated. Although there can be no assurance at the present, the company plans to be in a position to generate construction revenues by August, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4T.	Controls and Procedures

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

PART II: OTHER INFORMATION

Item1.	Legal Proceedings

None

Item1A.	Risk Factors

Not required

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit #	Description

31.1	Certificate of Principal Executive Officer

31.2	Certificate of Principal Accounting Officer

32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

AFFORDABLE GREEN HOMES INTERNATIONAL, INC. (Registrant)

Date: August 14, 2009	By:	/s/ Michael P Vahl
Michael P Vahl, CEO/President