Form 10-Q
period 2009-09-30
AFFORDABLE GREEN HOMES INTERNATIONAL
filed 2009-11-13
CIK 1403081

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009

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

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2009 and the results of its operations and cash flows for the three months ended September 30, 2009 have been made.  Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended March 31, 2010.

Affordable Green Homes International
(A Development Stage Company)
Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

Balance Sheets - March 31, 2009 and September 30, 2009 (Unaudited)	5

Statements of Operations (Unaudited) - Three and Six Months Ended September 30, 2009 and 2008 and the Period from October 10, 2006 (Inception) to September 30, 2009	6

Statements of Cash Flows (Unaudited) - Six Months Ended September 30, 2009 and 2008 and the Period from October 10, 2006 (Inception) to September 30, 2009	7

Notes to Financial Statements	8

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
BALANCE SHEETS

		Sept. 30, 2009
	March 31, 2009	(Unaudited)

ASSETS
Current assets
Cash	$1,084	$727
Total currnt Assets	1,084	727

Construction in Progress	-	135,681
Total Assets	$1,084	$136,408

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$-	$1,500
Accounts payable - related parties	76,084	250,187
Accued interest payable	-	3,750
Notes payable	-	122,000
Total current liabilties	76,084	377,437

Total Liabilities	76,084	377,437

Stockholders' Equity
Common stock, $.0001 par value;
25,000,000 shares authorized;
12,925,000 shares issued
and outstanding	1,293	1,293
Additional paid in capital	135,457	135,457
Deficit accumulated during the
development stage	(211,750)	(377,779)

Total Stockholders' Equity	(75,000)	(241,029)

Total Liabilities and Stockholders' Equity	$1,084	$136,408

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
					Oct. 10, 2006
	Three Months	Three Months	Six Months	Six Months	(Inception)
	Ended	Ended	Ended	Ended	To
	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2009

Revenues	$-	$-	$-	$-	$-
	-	-	-	-	-

Operating expenses:
Amortization & depreciation	-	-	-	-	-
General and administrative	8,626	25,847	37,408	166,029	374,029
	8,626	25,847	37,408	166,029	374,029

Gain (loss) from operations	(8,626)	(25,847)	(37,408)	(166,029)	(374,029)

Other income (expense):
Interest expense	-	(2,125)	-	(3,750)	(3,750)
	-	(2,125)	-	(3,750)	(3,750)
Income (loss) before
Provision for income taxes	(8,626)	(25,847)	(37,408)	(166,029)	(377,779)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(8,626)	$(25,847)	$(37,408)	$(166,029)	$(377,779)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of
common shares outstanding	12,925,000	12,091,667	12,508,333	12,091,667

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Oct. 10, 2006
	Six Months	Six Months	(Inception)
	Ended	Ended	To
	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2009

Cash Flows From Operating Activities:
Net income (loss)	$(37,408)	$(166,029)	$(377,779)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation
Bank overdraft	(229)	-	-
Related party payables	1,920	174,103	250,187
Accrued payables	14,217	5,250	5,250
Compensatory stock issuances	-	-	38,000
Net cash provided by (used for)
operating activities	(21,500)	13,324	(84,342)

Cash Flows From Investing Activities:
Construction in progress	-	(135,681)	(135,681)
Net cash provided by (used for)
investing activities	-	(135,681)	(135,681)

Cash Flows From Financing Activities:
Sales of common stock	22,500	-	135,750
Notes payable - borrowings	-	122,000	85,000
Notes payable - payments	-	-	-
Net cash provided by (used for)
financing activities	22,500	122,000	220,750

Net Increase (Decrease) In Cash	1,000	(357)	727

Cash At The Beginning Of The Period	-	1,084	-

Cash At The End Of The Period	$1,000	$727	$727

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

Results of Operations

Total revenue was $0 for the quarter ended September 30, 2009 as compared to $0 for the year ended March 31 2009. The Company spent the quarter solidifying relationships, raising sufficient capital and starting construction of our first house in Stinnett, TX.  The house was completed and is ready for sale as of October 31, 2009.  We will be starting our second house before the end of November. Officer and Administrative Compensation was donated during this period and the Company did not book any accrued compensation. Total Assets were $136,408 at September 30, 2009 as compared to $1,084 at March 31, 2009.

Plan of Operations

 Affordable Green Homes International, Inc. (“AGHI”) was founded on the basis of developing properties and technologies in an environmentally responsible yet profitable manner and is engaged in the business of construction of Residential, Commercial and Industrial structures using Structural Concrete Insulated Panel (SCIP) Technology.  Affordable Green Homes International, Inc. was incorporated in the State of Nevada on October 10, 2006. We intend to provide moderate to low cost housing in the Panhandle of Texas where an acute housing shortage currently exists, and in the Hurricane affected areas of Galveston, Texas area. These homes are built out of high quality lightweight prefabricated Structural Concrete Insulated Panels (SCIP’s). The interior and exterior surfaces of the panels are covered with a concrete coating, designed and tested to resist hurricanes, tornados and earthquakes. When the homes are completed they are significantly more structurally sound than wood or concrete alone and can typically be constructed in less than 30 days. We are convinced that there is a real need for homes like these in the economically burgeoning areas in which we are concentrating.

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

Plan of Operations - continued

All of the motels and apartments are booked solid and have been for over a year.  The company feels that building some medium size houses, 1200-1500 sq ft, as well as one (1) to three (3)  40 unit 2 story motels would sell quickly in this area.  Ron Bell (our highly qualified consultant for this area) has met with the Mayor of Stinnett as well as the President of the Stinnett Community Development Corporation, and both have told him that there is a great demand for the products that we can deliver.  We have acquired three (3) building lots in Stinnett close to the home that was completed in October, 2009 and have started construction on another home one of the lots owned by the Company.  We believe that the company can build and sell 8-10 single family dwellings as well as 1 - 40 unit motel in 2009/2010.  There is potential to build a housing community a few miles outside of Stinnett that will have over 250 single family dwellings.

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

EXPENDITURES

The following chart provides an overview of our budgeted expenditures using our existing cash resources, by significant area of activity for each quarter, over the next 12 months:

ITEMS	Oct-Dec	Jan-Mar	Apr-Jun	Jul-Sep	12 Month Total
Legal/Accounting	10,000	7,500	10,000	10,000	37,500

Transfer Agent	500	500	500	500	2,000

Web Site Development	0	2500	500	500	3,500

Office Rent	500	500	500	500	2,000

Travel Expenses	5,000	5,000	10,000	10,000	30,000

Video Production	500	500	500	500	2,000

Advertising	1,000	1,000	1,000	1,000	4,000

Office Equipment & Supplies	200	200	200	200	800

TOTALS:	$17,700	$17,700	$23,200	$23,200	$81,800

LIQUIDITY and CASH RESOURCES:

The company has raised enough capital to build our four houses in Stinnett, TX.  We are currently seeking financing to build two more houses in Stinnett as well as three to five houses in Perryton, TX.  We are also looking to raise capital to allow us to scale the company to be able to construct 20-40 homes at a time.

How long Affordable Green Homes will be able to satisfy its cash requirements depends on how quickly our company can generate investment capital or revenue and how much revenue can be generated. Although there can be no assurance at the present, the company plans to be in a position to generate construction revenues by December, 2009.

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

AFFORDABLE GREEN HOMES INTERNATIONAL, INC. (Registrant)

Date: November 13, 2009	By:	/s/ Michael P Vahl
Michael P Vahl, CEO/President