Form 10-Q
period 2009-12-31
AFFORDABLE GREEN HOMES INTERNATIONAL
filed 2010-01-26
CIK 1403081

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2009

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

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of December 31, 2009 was 12,925,000.

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

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of December 31, 2009 and the results of its operations and cash flows for the three months ended December 31, 2009 have been made.  Operating results for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ended March 31, 2010.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended December 31, 2009

TABLE OF CONTENTS

Page

Balance Sheets - March 31, 2009 and December 31, 2009 (Unaudited)	5

Statements of Operations (Unaudited) - Three and Nine Months Ended December 31, 2009 and 2008 and the Period from October 10, 2006 (Inception) to December 31, 2009	6

Statements of Cash Flows (Unaudited) - Nine Months Ended December 31, 2009 and 2008 and the Period from October 10, 2006 (Inception) to December 31, 2009	7

Notes to Financial Statements	8

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
BALANCE SHEETS

		Dec. 31, 2009
	March 31, 2009	(Unaudited)

ASSETS
Current assets
Cash	$1,084	$845
Total current Assets	1,084	845

Construction in Progress	-	158,681
Total Assets	$1,084	$159,526

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$-	$-
Accounts payable - related parties	76,084	265,746
Accrued interest payable	-	5,875
Notes payable	-	145,000
Total current liabilities	76,084	416,621

Total Liabilities	76,084	416,621

Stockholders' Equity
Common stock, $.0001 par value;
25,000,000 shares authorized;
12,925,000 shares issued
and outstanding	1,293	1,293
Additional paid in capital	135,457	135,457
Deficit accumulated during the
development stage	(211,750)	(393,845)

Total Stockholders' Equity	(75,000)	(257,095)

Total Liabilities and Stockholders' Equity	$1,084	$159,526

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
					Oct. 10, 2006
	Three Months	Three Months	Nine Months	Nine Months	(Inception)
	Ended	Ended	Ended	Ended	To
	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2009

Revenues	$-	$-	$-	$-	$-
	-	-	-	-	-

Operating expenses:
Amortization & depreciation	-	-	-	-	-
General and administrative	15,329	13,941	52,737	176,220	387,970
	15,329	13,941	52,737	176,220	387,970

Gain (loss) from operations	(15,329)	(13,941)	(52,737)	(176,220)	(387,970)

Other income (expense):	-	(2,125)	-	(5,875)	(5,875)
Interest expense	-	(2,125)	-	(5,875)	(5,875)

Income (loss) before
provision for income taxes	(15,329)	(16,066)	(52,737)	(182,095)	(393,845)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(15,329)	$(16,066)	$(52,737)	$(182,095)	$(393,845)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of
common shares outstanding	12,925,000	12,925,000	12,647,222	12,925,000

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Oct. 10, 2006
	Nine Months	Nine Months	(Inception)
	Ended	Ended	To
	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2009

Cash Flows From Operating Activities:
Net income (loss)	$(52,737)	$(182,095)	$(393,845)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation
Bank overdraft	(229)	-	-
Accounts payables	2,706	-	-
Related party payables	29,127	189,662	265,746
Accrued interest payable	-	5,875	5,875
Compensatory stock issuances			38,000
Net cash provided by (used for)
operating activities	(21,133)	13,442	(84,224)

Cash Flows From Investing Activities:
Construction in progress	-	(158,681)	(158,681)
Net cash provided by (used for)
investing activities	-	(158,681)	(158,681)

Cash Flows From Financing Activities:
Notes payable - borrowings	-	145,000	145,000
Notes payable - payments	-	-
Sales of common stock	22,500	-	98,750
Net cash provided by (used for)
financing activities	22,500	145,000	243,750

Net Increase (Decrease) In Cash	1,367	(239)	845

Cash At The Beginning Of The Period	-	1,084	-

Cash At The End Of The Period	$1,367	$845	$845

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Affordable Green Homes International (the “Company”), was incorporated in the State of Nevada on October 10, 2006. The Company is in business to build affordable family homes in weather affected states in the Southern and Southwestern United States, Mexico and South American countries by using low cost structural concrete insulated panels as the basic construction methodology. The Company plans to purchase land for development, and to market and build finished homes using local labor.

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

Results of Operations

Total revenue was $0 for the quarter ended December 31, 2009 as compared to $0 for the year ended March 31 2009. The Company completed construction of its first house in Stinnett, Texas and the house has been sold.  Escrow is scheduled to close on Feb 5, 2010.  We have acquired the land and started on-site grading for the next two houses, also in Stinnett, Texas.  Officer and Administrative Compensation was donated during this period and the Company did not book any accrued compensation. Total Assets were $159,526 at December 31, 2009 as compared to $1,084 at March 31, 2009.

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

Plan of Operations - continued

All of the motels and apartments are booked solid and have been for over a year.  The company feels that building some medium size houses, 1200-1500 sq ft, as well as one (1) to three (3)  40 unit 2 story motels would sell quickly in this area.  Ron Bell (our highly qualified consultant for this area) has met with the Mayor of Stinnett as well as the President of the Stinnett Community Development Corporation, and both have told him that there is a great demand for the products that we can deliver.  We have acquired three (3) building lots in Stinnett close to the home that was completed in October, 2009 and have started construction on another two additional homes on the lots owned by the Company.  We believe that the company can build and sell 8-10 single family dwellings as well as 1 - 40 unit motel in 2010.  There is potential to build a housing community a few miles outside of Stinnett that will have over 250 single family dwellings.

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

LIQUIDITY and CASH RESOURCES:

The company has raised enough capital to build the next two houses in Stinnett, TX.  We are currently seeking financing to build two more houses in Stinnett as well as three to five houses in Perryton, TX.  We are also looking to raise capital to allow us to scale the company to be able to construct 20-40 homes at a time.

How long Affordable Green Homes will be able to satisfy its cash requirements depends on how quickly our company can generate investment capital or revenue and how much revenue can be generated. Although there can be no assurance at the present, the company plans to be in a position to generate construction revenues by February 2010.

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

AFFORDABLE GREEN HOMES INTERNATIONAL, INC. (Registrant)

Date: January 21, 2010	By:	/s/ Michael P Vahl
Michael P Vahl, CEO/President