Form 10-K
period 2010-03-31
AFFORDABLE GREEN HOMES INTERNATIONAL
filed 2010-08-16
CIK 1403081

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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

For the fiscal year ended March 31, 2010 the Company's revenue was  $0

As of March 31, 2010, the number of shares of Common Stock outstanding was 12,925,000

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
4.	Two Carbon Black plants within 10 miles of Stinnett
5.	New plastics plant within 10 miles of Stinnett
6.	New aircraft plant (Ospray Project) within 20 miles of Stinnett

All of the motels and apartments are booked solid and have been for over a year.  The company feels that building some medium size houses, 1200-1500 sq ft, as well as one (1) to three (3)  40 unit 2 story motels would sell quickly in this area.  Ron Bell (our highly qualified consultant for this area) has met with the Mayor of Stinnett as well as the President of the Stinnett Community Development Corporation, and both have told him that there is a great demand for the products that we can deliver.  The City of Stinnett sold us three home lots for a total of $2000.  We started construction on the first house on April 19th.  The first house was completed in December of 2009.  The housing market in the Panhandle of Texas is non-existent.  We have a deposit on the house and hope to close the transaction by the end of August 2010.

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

ITEM 1. BUSINESS. - continued

Markets/ Potential Customer Base

AGHI has been approached by various parties who recognize the value of our type of construction.  Potential expansion is worldwide.  Some of the countries we have been in contact with to build affordable housing are:

Mexico
Peru
Nigeria
Saipan
Guam
India
Brazil Indonesia Haiti

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

The Company faces competition from over 2000 home builders delivering between 100-300 homes per year.  However, the housing crunch that started in 2009 has dramatically hurt many of them.  The company believes that if we can arrange a reasonable amount of funding, we will be able to leapfrog into a strong position in 2011.

Effect if Governmental Regulations on our Business

It is the intention of the Company to establish an independent operating company in each jurisdiction in which the Company carries out its business. Said operating company will be fully compliant with and abide by all local laws and regulations for the relevant jurisdiction

ITEM 1. BUSINESS. - continued

Research and Development Activities and Costs

AGHI has not incurred any costs to date other than the construction of the first house in Stinnett. The company plans to undertake research and development activities during the second half of 2010 to improve our manufacturing process as well as develop “greener” building components.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of the Shareholders was held on September 9, 2008.  The shareholders elected the  Board of Directors to serve for one year or until the next annual meeting.  The board remains consisting of Michael Vahl (Chairman), Zachary Lark (Secretary/Treasurer) and Randall Buchanan.  Shareholders voted to retain Ronald Chadwick as the Corporate Auditor and Barry Falk as Corporate Counsel.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

As of March 31, 2010,  the Company’s common stock has not commenced trading.

Holders

As of March 31, 2010 there were approximately 36 holders of record of our common stock, not including persons holding shares in “street” names.

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

Results of Operations

Total revenue was $0 for the year ended March 31, 2010 as compared to $0 for the year ended March 31 2009. The Company spent the past year solidifying relationships and acquiring rights to infrastructure ready lands on which to exercise its plan of operation.  We also completed construction of our first home in Stinnett, Texas. Officer and Administrative Compensation were donated during this period and the Company did not book any accrued compensation. Total Assets were $100,238 at March 31, 2010 as compared to $1,089 at March 31, 2009, a net increase of $99,179.  The net increase was a result of construction in progress of the first home being built in Stinnett, Texas..

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
4.	Two Carbon Black plants within 10 miles of Stinnett
5.	New plastics plant within 10 miles of Stinnett
6.	New aircraft plant (Ospray Project) within 20 miles of Stinnett

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

PLAN OF OPERATION - continued

All of the motels and apartments are booked solid and have been for over a year.  The company feels that building some medium size houses, 1200-1500 sq ft, as well as one (1) to three (3)  40 unit 2 story motels would sell quickly in this area.  Ron Bell (our highly qualified consultant for this area) has met with the Mayor of Stinnett as well as the President of the Stinnett Community Development Corporation, and both have told him that there is a great demand for the products that we can deliver.  They are currently working with Mr. Bell to locate additional home lots for us to begin construction by the first quarter of 2011.

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
Brazil Indonesia Haiti

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

9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers of the Company are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Michael P Vahl	President, CEO and Director	53	September 9, 2008
Zachary O. Lark	Secretary, Treasurer, and Director	42	September 9, 2008
Randall Buchanan	Director	64	September 9, 2008

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

Mr. Michael P. Vahl  Age 53, CEO, President and Director

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

Mr. Zachary O. Lark  Age 42 Secretary, Treasurer and Director

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

Mr. Randall “Buck” Buchanan  Age 64 Director

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company's equity securities, ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. The Company has been informed that none of the persons required to file in a timely manner as required by Section 16 of the Securities Exchange Act of 1934 and the Rules promulgated there under have done so.  The Company is further informed that (a) Forms 3 and Forms 5 will be filed by each of the aforementioned persons on or before December 31, 2010 and (b) such persons have not been required to file any other Forms under Section 16(a) of the Exchange Act during the fiscal year ended March 31, 2010 or prior thereto.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following is a table detailing the current shareholders of AGHI owning 5% or more of the common stock, and shares owned by AGHI directors and officers as of   March 31, 2010 :

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE. - continued

On October 27, 2006, Stephanie Hill purchased by subscription 250,000 shares of common stock from AGHI for $0.01 per share or an aggregate of $2,500 .

On October 30, 2006, A-Finn Finance & Investment, LLC, purchased by subscription 2,000,000 shares of common stock from AGHI for $0.01 per share or an aggregate of $20,000.

On January 6, 2007, Stephanie Hill purchased by subscription 1,500,000 shares of common stock from AGHI for $0.01 per share or an aggregate of $15,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the aggregate fees billed to Registrant by its principal accountant(s) for professional services rendered for the fiscal years ended March 31, 2010 and 2009.

1.
Audit Fees. Consists of fees billed for professional services rendered for the audits of Registrant's financial statements for the fiscal years ended March 31, 2010 and 2009, and for review of the financial statements included in Registrant's Quarterly Reports on Form 10-QSB and 10-Q for those fiscal years.

Audit fees paid for the 2009 audit to Chadwick LLC were $3,910.
Audit fees paid for the 2010 audit to Chadwick LLC were $8,410

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

None

None of the "audit-related," "tax" and "all other" services in 2010, as defined above, were approved by the Audit Committee in reliance on the de minimus exception to the preapproval requirements under federal securities laws and regulations.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES. - continued

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

FOR:	AFFORDABLE GREEN HOMES INTERNATIONAL, INC.

Dated: August 16, 2010	By:	/s/ Michael P. Vahl
Michael P Vahl, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signatures	Titles	Date

/s/ Michael P Vahl	Principal Executive Officer	August 16, 2010
Michael P Vahl

/s/ Zachary O. Lark	Principal Financial and Accounting Officer	August 16, 2010
Zachary O. Lark

AFFORDABLE GREEN HOMES INTERNATIONAL
FINANCIAL STATEMENTS

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Affordable Green Homes International
Riverside, California

I have audited the accompanying balance sheets of Affordable Green Homes International (a development stage company) as of March 31, 2009 and 2010, and the related statements of operations, stockholders' equity and cash flows for the years then and for period from October 10, 2006 (inception) through March 31, 2010. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affordable Green Homes International as of March 31, 2009 and 2010, and the results of its operations and its cash flows for the years then ended and for period from October 10, 2006 (inception) through March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements the Company has suffered losses from operations and has a working capital and stockholders’ deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	Ronald R. Chadwick, P.C.
August 12, 2010	RONALD R. CHADWICK, P.C.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2009	March 31, 2010

ASSETS
Current assets
Cash	$1,084	$238
Total current Assets	1,084	238

Construction in progress	-	100,000
Total Assets	$1,084	$100,238

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$-	$1,820
Related party payables	76,084	225,721
Customer deposits	-	20,000
Accued interest payable	-	21,621
Notes payable	-	175,000
Total current liabilties	76,084	444,162

Total Liabilities	76,084	444,162

Stockholders' Equity
Common stock, $.0001 par value;
25,000,000 shares authorized;
12,925,000 shares issued
and outstanding	1,293	1,293
Additional paid in capital	135,457	135,457
Deficit accumulated during the
development stage	(211,750)	(480,674)

Total Stockholders' Equity	(75,000)	(343,924)

Total Liabilities and Stockholders' Equity	$1,084	$100,238

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Period From
			Oct. 10, 2006
			(Inception)
	Year Ended	Year Ended	To
	March 31, 2009	March 31, 2010	March 31, 2010

Revenues	$-	$-	$-
	-	-	-

Operating expenses:
General and administrative	73,888	247,303	459,053
	73,888	247,303	459,053

Gain (loss) from operations	(73,888)	(247,303)	(459,053)

Other income (expense):
Interest (expense)	-	(21,621)	(21,621)
	-	(21,621)	(21,621)

Income (loss) before
provision for income taxes	(73,888)	(268,924)	(480,674)

Provision for income tax	-	-	-

Net income (loss)	$(73,888)	$(268,924)	$(480,674)

Net income (loss) per share
(Basic and fully diluted)	$(0.01)	$(0.02)

Weighted average number of
common shares outstanding	12,716,667	12,925,000

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY

				Deficit
				Accumulated
	Common Stock			During The	Stock-
		Amount	Paid In	Development	holders'
	Shares	($.0001 Par)	Capital	Stage	Equity

Balances at Oct. 10, 2006 (Inception)	-	$-	$-	$-	$-

Compensatory stock issuances	2,300,000	230	22,770		23,000

Sales of common stock	7,625,000	763	75,487		76,250

Net income (loss) for the period				(99,298)	(99,298)

Balances at March 31, 2007	9,925,000	$993	$98,257	$(99,298)	$(48)

Net income (loss) for the year				(38,564)	(38,564)

Balances at March 31, 2008	9,925,000	$993	$98,257	$(137,862)	$(38,612)

Compensatory stock issuances	1,500,000	150	14,850		15,000

Sales of common stock	1,500,000	150	22,350		22,500

Net income (loss) for the year				(73,888)	(73,888)

Balances at March 31, 2009	12,925,000	$1,293	$135,457	$(211,750)	$(75,000)

Net income (loss) for the year				(268,924)	(268,924)

Balances at March 31, 2010	12,925,000	$1,293	$135,457	$(480,674)	$(343,924)

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period From
			Oct. 10, 2006
			(Inception)
	Year Ended	Year Ended	To
	March 31, 2009	March 31, 2010	March 31, 2010

Cash Flows From Operating Activities:
Net income (loss)	$(73,888)	$(268,924)	$(480,674)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Construction in progress	-	(100,000)	(100,000)
Bank overdraft	(229)	-	-
Accounts payable	-	1,820	1,820
Related party payables	37,701	149,637	225,721
Accrued payables	-	21,621	21,621
Customer deposits	-	20,000	20,000
Compensatory stock issuances	15,000	-	38,000
Net cash provided by (used for)
operating activities	(21,416)	(175,846)	(273,512)

Cash Flows From Investing Activities:
	-	-	-
Net cash provided by (used for)
investing activities	-	-	-

Cash Flows From Financing Activities:
Notes payable - borrowings	-	175,000	175,000
Sales of common stock	22,500	-	98,750
Net cash provided by (used for)
financing activities	22,500	175,000	273,750

Net Increase (Decrease) In Cash	1,084	(846)	238

Cash At The Beginning Of The Period	-	1,084	-

Cash At The End Of The Period	$1,084	$238	$238

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
NOTES TO  FINANCIAL STATEMENTS
March 31, 2009 and 2010

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Affordable Green Homes International (the “Company”), was incorporated in the State of Nevada on October 10, 2006. The Company is in business to build affordable family homes by using low cost structural concrete insulated panels as the basic construction methodology. The Company plans to purchase land for development, and to market and build finished homes using local labor. The Company is currently considered to be in the development stage, having generated no revenues and conducted only limited activities.

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

Income tax

The Company accounts for income taxes under Accounting Standards Codified No. 740 (“ASC 740”). Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Stock based compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

NOTE 2. RELATED PARTY TRANSACTIONS

As of March 31, 2009 and 2010 the Company owed related parties $76,084 and $225,721 for working capital advances. In January 2010 the Company gave its chief executive officer a $20,000 customer deposit credit, it being the intent of the Company to sell the Company’s construction in progress house to the officer under a verbal understanding, in exchange for the Officer reducing amounts owed to him for working capital advances in the same amount of $20,000.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
NOTES TO  FINANCIAL STATEMENTS
March 31, 2009 and 2010

NOTE 3. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to ASC 740. At March 31, 2009 and 2010 the Company had approximately $212,000 and $480,000 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2027. A deferred tax asset of approximately $44,000 and $98,000 resulting from the loss carryforward has been offset by a 100% valuation allowance. The change in the valuation allowance in fiscal year 2009 and 2010 was approximately $15,000 and $54,000.

NOTE 4. NOTES PAYABLE

At March 31, 2010 the Company had $90,000 in notes payable due to a corporation controlled by an officer, bearing interest at 10% per annum plus a 10% fee for late repayment which has been incurred, unsecured, with principal and $12,621 in accrued interest all currently due.

The Company also at March 31, 2010 had $85,000 in notes payable due to several  individuals, bearing interest at 10% per annum, unsecured, with principal and $9,000 in accrued interest all currently due. One of these notes for $10,000 is convertible at $.10 per share anytime prior to repayment at the lender’s discretion into 100,000 common shares, and carries a 10% fee for late payment which has been incurred. Another note for $25,000 allows the lender at his discretion to take repayment in cash or 600,000 common shares.

Total principal due under all notes payable at March 31, 2010 was $175,000, all currently due, with accrued interest payable of $21,621. Interest expense under all notes in fiscal year 2010 was $21,621.

NOTE 5.  STOCKHOLDERS' EQUITY

Common stock

The Company at March 31, 2009 and 2010 had 25,000,000 shares of authorized common stock, $.0001 par value, with 12,925,000 common shares issued and outstanding.

Stock options and warrants

At March 31, 2009 and 2010 the Company had stock options and warrants outstanding as described below.

Non-employee stock options and warrants

The Company accounts for non-employee stock options and warrants under ASC 718, whereby option and warrant costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

At March 31, 2008, the Company had 9,925,000 non-employee common stock purchase warrants outstanding, all exercisable at $.01, and expiring at various dates from November 2008 through June 2009. During fiscal year end March 31, 2009, 9,734,000 of the warrants expired, leaving a year end balance of 191,000 non-employee common stock purchase warrants.

During fiscal year end March 31, 2010, 191,000 of the warrants expired, leaving no warrants outstanding at year end.

Employee stock options and warrants

The Company accounts for employee stock options and warrants under ASC 718. Unless otherwise provided for, the Company covers option and warrant exercises by issuing new shares. There were no employee stock options or warrants issued or outstanding at March 31, 2009 and 2010.

NOTE 6.  GOING CONCERN

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