Form 10-Q
period 2010-06-30
AFFORDABLE GREEN HOMES INTERNATIONAL
filed 2010-08-23
CIK 1403081

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010

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

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of June 30, 2010 was 12,925,000.

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

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2010 and the results of its operations and cash flows for the three months ended June 30, 2010 have been made.  Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended March 31, 2011.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)

FINANCIAL STATEMENTS
(Unaudited)

Page

FINANCIAL STATEMENTS

Balance sheets	5
Statements of operation	6
Statements of cash flows	7
Notes to financial statements	8

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
BALANCE SHEETS

		June 30, 2010
	March 31, 2010	(Unaudited)

ASSETS
Current assets
Cash	$238	$358
Total currnt Assets	238	358

Construction in Progress	100,000	100,000
Total Assets	$100,238	$100,358

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,820	$150
Accounts payable - related parties	225,721	229,721
Customer deposits	20,000	20,000
Accued interest payable	21,621	25,996
Notes payable	175,000	175,000
Total current liabilties	444,162	450,867

Total Liabilities	444,162	450,867

Stockholders' Equity
Common stock, $.0001 par value;
25,000,000 shares authorized;
12,925,000 shares issued
and outstanding	1,293	1,293
Additional paid in capital	135,457	135,457
Deficit accumulated during the
development stage	(480,674)	(487,259)

Total Stockholders' Equity	(343,924)	(350,509)

Total Liabilities and Stockholders' Equity	$100,238	$100,358

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Period From
			Oct. 10, 2006
	Three Months	Three Months	(Inception)
	Ended	Ended	To
	June 30, 2009	June 30, 2010	June 30, 2010

Revenues	$-	$-	$-
	-	-	-

Operating expenses:
Amortization & depreciation	-	-	-
General and administrative	136,432	2,210	461,263
	136,432	2,210	461,263

Gain (loss) from operations	(136,432)	(2,210)	(461,263)

Other income (expense):
Interest expense	(1,625)	(4,375)	(25,996)
	(1,625)	(4,375)	(25,996)
Income (loss) before
provision for income taxes	(138,057)	(6,585)	(487,259)

Provision for income tax	-	-	-

Net income (loss)	$(138,057)	$(6,585)	$(487,259)

Net income (loss) per share
(Basic and fully diluted)	$(0.01)	$(0.00)

Weighted average number of
common shares outstanding	12,091,667	12,091,667

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Oct. 10, 2006
	Three Months	Three Months	(Inception)
	Ended	Ended	To
	June 30, 2009	June 30, 2010	June 30, 2010

Cash Flows From Operating Activities:
Net income (loss)	$(138,057)	$(6,585)	$(487,259)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation
Bank overdraft	6	-	-
Accounts payable	-	(1,670)	150
Related party payables	147,394	4,000	229,721
Accrued payables	1,775	4,375	25,996
Customer deposits	-	-	20,000
Compensatory stock issuances	-	-	38,000
Net cash provided by (used for)
operating activities	11,118	120	(173,392)

Cash Flows From Investing Activities:
Construction in progress	(97,000)	-	(100,000)
Net cash provided by (used for)
investing activities	(97,000)	-	(100,000)

Cash Flows From Financing Activities:
Sales of common stock	-	-	98,750
Notes payable - borrowings	85,000	-	175,000
Notes payable - payments	-	-	-
Net cash provided by (used for)
financing activities	85,000	-	273,750

Net Increase (Decrease) In Cash	(882)	120	358

Cash At The Beginning Of The Period	1,084	238	-

Cash At The End Of The Period	$202	$358	$358

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

Results of Operations

Total revenue was $0 for the quarter ended June 30, 2010 as compared to $0 for the year ended March 31 2010. The Company completed construction of its first house in Stinnett, Texas and the house is under contract to sell.  Escrow is scheduled to close in August 2010.  We have acquired the land and started on-site grading for the next two houses, also in Stinnett, Texas.  Officer and Administrative Compensation was donated during this period and the Company did not book any accrued compensation. Total Assets were $100,358 at June 30, 2010 as compared to $100,238 at March 31, 2010.

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

Plan of Operations – continued

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
India
Brazil Indonesia Haiti

EXPENDITURES

The following chart provides an overview of our budgeted expenditures using our existing cash resources, by significant area of activity for each quarter, over the next 12 months:

ITEMS	Apr-Jun	Jul-Sep	Oct-Dec	Jan-Mar	12 Month Total
Legal/Accounting	7,500	10,000	10,000	10.000	37,500

Transfer Agent	500	500	500	500	2,000

Web Site Development	2500	500	500	500	3,500

Office Rent	500	500	500	500	2,000

Travel Expenses	5,000	10,000	10,000	10,000	30,000

Video Production	500	500	500	500	2,000

Advertising	1,000	1,000	1,000	1,000	4,000

Office Equipment & Supplies	200	200	200	200	800

TOTALS:	$17,700	$23,200	$23,200	23,200	$81,800

LIQUIDITY and CASH RESOURCES:

The company is seeking capital to build the next two houses in Stinnett, TX.  We are also currently seeking financing to build two more houses in Stinnett as well as three to five houses in Perryton, TX.  We are also looking to raise capital to allow us to scale the company to be able to construct 20-40 homes at a time.

How long Affordable Green Homes will be able to satisfy its cash requirements depends on how quickly our company can generate investment capital or revenue and how much revenue can be generated. Although there can be no assurance at the present, the company plans to be in a position to generate construction revenues by September 2010.

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

AFFORDABLE GREEN HOMES INTERNATIONAL, INC. (Registrant)

Date: August 23, 2010	By:	/s/ Michael P Vahl
Michael P Vahl, CEO/President