Form 10-Q
period 2010-09-30
AFFORDABLE GREEN HOMES INTERNATIONAL
filed 2010-11-15
CIK 1403081

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010

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

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of September 30, 2010 was 12,925,000.

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

Affordable Green Homes International
(A Development Stage Company)
Financial Statements
(Unaudited)

TABLE OF CONTENTS

FINANCIAL STATEMENTS

Page
Balance sheets	5

Statements of operation	6

Statements of cash flows	7 - 8

Notes to financial statements	9

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
BALANCE SHEETS

		Sept. 30, 2010
	March 31, 2010	(Unaudited)

ASSETS
Current assets
Cash	$238	$39
Total currnt Assets	238	39

Construction in Progress	100,000	100,000
Total Assets	$100,238	$100,039

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,820	$5,327
Accounts payable - related parties	225,721	249,184
Customer deposits	20,000	20,000
Accued interest payable	21,621	30,371
Notes payable	175,000	175,000
Total current liabilties	444,162	479,882

Total Liabilities	444,162	479,882

Stockholders' Equity
Common stock, $.0001 par value;
25,000,000 shares authorized;
12,925,000 shares issued
and outstanding	1,293	1,293
Additional paid in capital	135,457	135,457
Deficit accumulated during the
development stage	(480,674)	(516,593)

Total Stockholders' Equity	(343,924)	(379,843)

Total Liabilities and Stockholders' Equity	$100,238	$100,039

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
					Oct. 10, 2006
	Three Months	Three Months	Six Months	Six Months	(Inception)
	Ended	Ended	Ended	Ended	To
	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2010

Revenues	$-	$-	$-	$-	$-
	-	-	-	-	-

Operating expenses:
Amortization & depreciation	-	-	-	-	-
General and administrative	25,847	24,959	162,279	27,169	486,222
	25,847	24,959	162,279	27,169	486,222

Gain (loss) from operations	(25,847)	(24,959)	(162,279)	(27,169)	(486,222)

Other income (expense):
Interest expense	(2,125)	(4,375)	(3,750)	(8,750)	(30,371)
	(2,125)	(4,375)	(3,750)	(8,750)	(30,371)
Income (loss) before
Provision for income taxes	(27,972)	(29,334)	(166,029)	(35,919)	(516,593)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(27,972)	$(29,334)	$(166,029)	$(35,919)	$(516,593)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of
common shares outstanding	12,091,667	12,925,000	12,091,667	12,925,000

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Oct. 10, 2006
	Six Months	Six Months	(Inception)
	Ended	Ended	To
	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2010

Cash Flows From Operating Activities:
Net income (loss)	$(166,029)	$(35,919)	$(516,593)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation
Accounts payable	-	-	5,327
Related party payables	174,103	23,463	249,184
Accrued payables	5,250	12,257	30,371
Customer deposits	-	-	20,000
Compensatory stock issuances	-	-	38,000
Net cash provided by (used for)
operating activities	13,324	(199)	(173,711)

Cash Flows From Investing Activities:
Construction in progress	(135,681)	-	(100,000)
Net cash provided by (used for)
investing activities	(135,681)	-	(100,000)

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

			Period From
			Oct. 10, 2006
	Six Months	Six Months	(Inception)
	Ended	Ended	To
	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2010

Cash Flows From Financing Activities:
Sales of common stock	-	-	98,750
Notes payable - borrowings	122,000	-	175,000
Notes payable - payments	-	-	-
Net cash provided by (used for)
financing activities	122,000	-	273,750

Net Increase (Decrease) In Cash	(357)	(199)	39

Cash At The Beginning Of The Period	1,084	238	-

Cash At The End Of The Period	$727	$39	$39

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

Financial Instruments

The carrying value of the Company’s financial instruments as reported in the accompanying balance sheet approximates fair value.

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

Results of Operations

Total revenue was $0 for the quarter ended September 30, 2010 as compared to $0 for the year ended March 31 2010. The Company completed construction of its first house in Stinnett, Texas and the house has been rented to a local tenant on a one year lease.  The Company is utilizing this home as the basis for vetting other green technologies such as solar and wind power with the intention of adding proven new technologies to its new home developments as it expands construction. We have acquired the land and started on-site grading for the next two houses, also in Stinnett, Texas.  Officer and Administrative Compensation was donated during this period and the Company did not book any accrued compensation. Total Assets were $100,039 at September 30, 2010 as compared to $100,238 at March 31, 2010.

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
India
Brazil Indonesia Haiti

EXPENDITURES

The following chart provides an overview of our budgeted expenditures using our existing cash resources, by significant area of activity for each quarter, over the next 12 months:

ITEMS	Oct-Dec	Jan-Mar	Apr-Jun	Jul-Sept	12 Month Total
Legal/Accounting	10,000	10,000	10,000	10.000	40,000

Transfer Agent	500	500	500	500	2,000

Web Site Development	500	500	500	500	2,000

Office Rent	500	500	500	500	2,000

Travel Expenses	10,000	10,000	10,000	10,000	40,000

Video Production	500	500	500	500	2,000

Advertising	1,000	1,000	1,000	1,000	4,000

Office Equipment & Supplies	200	200	200	200	800

TOTALS:	$23,200	$23,200	$23,200	23,200	$92,800

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

LIQUIDITY and CASH RESOURCES:

The company is seeking capital to build the next two houses in Stinnett, TX.  We are also currently seeking financing to build two more houses in Stinnett as well as three to five houses in Perryton, TX.  We are also looking to raise capital to allow us to scale the company to be able to construct 20-40 homes at a time.

How long Affordable Green Homes will be able to satisfy its cash requirements depends on how quickly our company can generate investment capital or revenue and how much revenue can be generated. Although there can be no assurance at the present, the company plans to be in a position to generate construction revenues by March 30, 2011.

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

AFFORDABLE GREEN HOMES INTERNATIONAL, INC. (Registrant)

Date: November 15, 2010	By:	/s/ Michael P Vahl
Michael P Vahl, CEO/President

12