Form 10-Q
period 2010-12-31
AFFORDABLE GREEN HOMES INTERNATIONAL
filed 2011-02-09
CIK 1403081

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2010

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

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of December 31, 2010 was 12,925,000.

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

Affordable Green Homes International
(A Development Stage Company)
Financial Statements
(Unaudited)

TABLE OF CONTENTS

FINANCIAL STATEMENTS

Page
Balance sheets	5

Statements of operation	6

Statements of cash flows	7 - 8

Notes to financial statements	9 - 10

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
BALANCE SHEETS

		Dec. 31, 2010
	March 31, 2010	(Unaudited)

ASSETS
Current assets
Cash	$238	$124
Total current Assets	238	124

Construction in Progress	100,000	100,000
Total Assets	$100,238	$100,124

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,820	$5,532
Accounts payable - related parties	225,721	277,066
Customer deposits	20,000	20,000
Accued interest payable	21,621	34,871
Notes payable	175,000	165,000
Total current liabilties	444,162	502,469

Total Liabilities	444,162	502,469

Stockholders' Equity
Common stock, $.0001 par value;
25,000,000 shares authorized;
12,925,000 shares issued
and outstanding	1,293	1,293
Additional paid in capital	135,457	135,457
Deficit accumulated during the
development stage	(480,674)	(539,095)

Total Stockholders' Equity	(343,924)	(402,345)

Total Liabilities and Stockholders' Equity	$100,238	$100,124

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
					Oct. 10, 2006
	Three Months	Three Months	Nine Months	Nine Months	(Inception)
	Ended	Ended	Ended	Ended	To
	Dec. 31, 2009	Dec. 31, 2010	Dec. 31, 2009	Dec. 31, 2010	Dec. 31, 2010

Revenues	$-	$-	$-	$-	$-
	-	-	-	-	-

Operating expenses:
Amortization & depreciation	-	-	-	-	-
General and administrative	13,941	18,002	176,220	45,171	504,224
	13,941	18,002	176,220	45,171	504,224

Gain (loss) from operations	(13,941)	(18,002)	(176,220)	(45,171)	(504,224)

Other income (expense):
Interest expense	(2,125)	(4,500)	(5,875)	(13,250)	(34,871)
	(2,125)	(4,500)	(5,875)	(13,250)	(34,871)
Income (loss) before
Provision for income taxes	(16,066)	(22,502)	(182,095)	(58,421)	(539,095)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(16,066)	$(22,502)	$(182,095)	$(58,421)	$(539,095)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of
common shares outstanding	12,091,667	12,925,000	12,091,667	12,925,000

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Oct. 10, 2006
	Nine Months	Nine Months	(Inception)
	Ended	Ended	To
	Dec. 31, 2009	Dec. 31, 2010	Dec. 31, 2010

Cash Flows From Operating Activities:
Net income (loss)	$(182,095)	$(58,421)	$(539,095)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation
Accounts payable	-	3,712	5,532
Related party payables	189,662	51,345	277,066
Accrued payables	5,875	13,250	34,871
Customer deposits	-	-	20,000
Compensatory stock issuances	-	-	38,000
Net cash provided by (used for)
operating activities	13,442	9,886	(163,626)

Cash Flows From Investing Activities:
Construction in progress	(158,681)	-	(100,000)
Net cash provided by (used for)
investing activities	(158,681)	-	(100,000)

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

			Period From
			Oct. 10, 2006
	Nine Months	Nine Months	(Inception)
	Ended	Ended	To
	Dec. 31, 2009	Dec. 31, 2010	Dec. 31, 2010

Cash Flows From Financing Activities:
Sales of common stock	-	-	98,750
Notes payable - borrowings	145,000	-	175,000
Notes payable - payments	-	(10,000)	(10,000)
Net cash provided by (used for)
financing activities	145,000	(10,000)	263,750

Net Increase (Decrease) In Cash	(239)	(114)	124

Cash At The Beginning Of The Period	1,084	238	-

Cash At The End Of The Period	$845	$124	$124

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

Results of Operations

Total revenue was $0 for the quarter ended December 31, 2010 as compared to $0 for the year ended March 31 2010. The Company completed construction of its first house in Stinnett, Texas and the house has been rented to a local tenant on a one year lease.  The Company is utilizing this home as the basis for vetting other green technologies such as solar and wind power with the intention of adding proven new technologies to its new home developments as it expands construction. We have acquired the land and started on-site grading for the next two houses, also in Stinnett, Texas.  Officer and Administrative Compensation was donated during this period and the Company did not book any accrued compensation. Total Assets were $100,124 at December 31, 2010 as compared to $100,238 at March 31, 2010.

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

SCIP Manufacturing:  The Company believes that construction using SCIP technology will start its real growth in 2011.  In 2007, Ron Bell built a SCIP home near Crystal Beach.  Crystal Beach is directly on the Gulf Coast approximately 10 miles northeast of Galveston.  The home was built on pilings that were designed so that a hurricane type high surf would pass underneath and not injure the structure of the home. This house was the only one within several blocks to survive Hurricane Ike untouched. The Crystal Beach House has raised the awareness of construction using this technology in areas prone to hurricanes, tornados and earthquakes.  It is our intention to be the leader in this industry.  FEMA officials as well as the Structures group from Texas Tech University have both been to the house to inspect it and discuss a wide range of topics concerning using this type of construction all along the gulf coast.

Northern Texas Panhandle:  There is an acute housing shortage in the Northern Panhandle of Texas.  This is due to a number of factors:

1.	Conoco-Phillips – 7 to 10 year plant expansion
2.	Chevron – 7 to 10 year plant expansion
3.	Two Carbon Black plants within 10 miles of Stinnett
4.	New plastics plant within 10 miles of Stinnett
5.	New aircraft plant (Osprey Project) within 20 miles of Stinnett

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Plan of Operations – continued

All of the motels and apartments are booked solid and have been for over a year.  The company feels that building some medium size houses, 1200-1500 sq ft, as well as one (1) to three (3)  40 unit 2 story motels would sell quickly in this area.  Ron Bell (our highly qualified consultant for this area) has met with the Mayor of Stinnett as well as the President of the Stinnett Community Development Corporation, and both have told him that there is a great demand for the products that we can deliver.  They are currently working with Mr. Bell to locate additional home lots for us to begin construction by the third quarter of 2011.

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
Brazil Indonesia Haiti Australia

EXPENDITURES

The following chart provides an overview of our budgeted expenditures using our existing cash resources, by significant area of activity for each quarter, over the next 12 months:

ITEMS	Jan-Mar	Apr-Jun	Jul-Sept	Oct-Dec	12 Month Total
Legal/Accounting	10,000	10,000	10,000	10,000	40,000

Transfer Agent	500	500	500	500	2,000

Web Site Development	500	500	500	500	2,000

Office Rent	500	500	500	500	2,000

Travel Expenses	10,000	10,000	10,000	10,000	40,000

Video Production	500	500	500	500	2,000

Advertising	1,000	1,000	1,000	1,000	4,000

Office Equipment & Supplies	200	200	200	200	800

TOTALS:	$23,200	$23,200	$23,200	23,200	$92,800

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

LIQUIDITY and CASH RESOURCES:

We are currently seeking financing to build two more houses in Stinnett as well as three to five houses in Perryton, TX.  We are also looking to raise capital to allow us to scale the company to be able to construct 20-40 homes at a time.

How long Affordable Green Homes will be able to satisfy its cash requirements depends on how quickly our company can generate investment capital or revenue and how much revenue can be generated. Although there can be no assurance at the present, the company plans to be in a position to generate construction revenues by Sept 30, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

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

AFFORDABLE GREEN HOMES INTERNATIONAL, INC. (Registrant)

Date: February 9, 2011	By:	/s/ Michael P Vahl
Michael P Vahl, CEO/President