Form 10-K
period 2011-03-31
AFFORDABLE GREEN HOMES INTERNATIONAL
filed 2012-03-27
CIK 1403081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 333-144765

AFFORDABLE GREEN HOMES INTERNATIONAL

(Exact name of registrant as specified in its charter)

Nevada	87-0785410
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1325 Spruce St, Suite 200
Riverside, California 92507

(Address of principal executive offices)

(951) 538-8362

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.0001 par value

Indicate by check mark whether the Company is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.Yes ☐  No ☒.

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐  No ☒.

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☐  No ☒.

i

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated file and larger accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of March 31, 2011 was approximately $15,583.33 (based upon 4,675,000 shares at $0.0033 per share).

As of March 31, 2011, there were 12,925,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

AFFORDABLE GREEN HOMES INTERNATIONAL
FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2011

iii

PART I

ITEM 1 – BUSINESS

Overview

We were incorporated on October 10, 2006 in the state of Nevada in order to develop real properties and construction technologies.

The Business

We are engaged in the business of construction of residential, commercial and industrial structures using “Structural Concrete Insulated Panel” technology (“SCIP”).   We initially intend to provide moderate- to low-cost housing in the Northern Panhandle of Texas around the Stinnett/Perryton area where an acute housing shortage currently exists, and in the area of Galveston, Texas, which has been affected by Hurricane Ike.  Homes utilizing SCIP technology are constructed with high quality, lightweight, prefabricated panels.  The interior and exterior surfaces of the panels are covered with a concrete coating, designed and tested to resist hurricanes, tornados and earthquakes.  When the homes are completed, they are significantly more structurally sound than wood or concrete alone and can typically be constructed in less than 30 days.

We intend to operate three business units:

1.	A SCIP manufacturing unit;
2.	A construction unit based in the Northern Panhandle of Texas, primarily around the Stinnett/Perryton area; and
3.	A construction unit based in the Galveston, Texas area.

SCIP Manufacturing:   In 2007, Ron Bell built a SCIP home near Crystal Beach, directly on the Gulf Coast approximately ten miles northeast of Galveston.  The home was built on pilings that were designed so that a hurricane-type high surf would pass underneath and not injure the structure of the home.  This home was the only house within several blocks to survive Hurricane Ike. This house in Crystal Beach has significantly raised the awareness of construction using SCIP technology in those areas prone to hurricanes, tornados and earthquakes.  Officials from the Federal Emergency Management Agency (FEMA) as well as Texas Tech University have visited the Crystal Beach House to inspect it and discuss a wide range of topics concerning using this type of construction all along the Gulf Coast.

Construction Unit – Northern Texas Panhandle:  There is an acute housing shortage in the Northern Panhandle of Texas.  This is due to a number of factors:

1.	Conoco-Phillips – seven to ten year plant expansion
2.	Chevron – seven to ten year plant expansion
3.	Two Carbon Black plants within ten miles of Stinnett
4.	New plastics plant within ten miles of Stinnett
5.	New aircraft plant (Osprey Project) within 20 miles of Stinnett

Due to this acute shortage, we believe that there will be high demand for our construction of medium sized houses (i.e., those ranging from 1200 to 1500 sq. ft.) in the area.  Our management has met with the Mayor of Stinnett as well as the President of the Stinnett Community Development Corporation, and both have confirmed that there is a demand for the type of housing we can deliver.  We are currently working to locate residential lots to begin construction by summer 2012.

Construction Unit – Galveston Area:   Because Hurricane Ike created a great deal of destruction and devastation in the general area, there are a large number of homes and commercial structures that need to be rebuilt.  We are currently in discussions with several major insurance carriers about rebuilding homes which utilize SCIP technology.

ITEM 1 – BUSINESS - continued

Competition

The residential homebuilding industry is highly competitive.  Many of our competitors are substantially larger, better financed and have superior resources compared to us.  Some of our competitors are large national home builders that utilize a large variety of building materials, including SCIP or something substantially similar.  These competitors include Lennar Corp., Beezer Homes USA, KB Homes, D.R. Horton, and Pulte Group, Inc.

Our noteworthy competitors for prefabricated panels and other similar building materials include:

1.     Rhino Building Industries
2.     Solarcrete
3.     Clip Panel Systems
4.     Weld Panel Systems
5.     Hadrian Tridi-Systems

In addition to competition for homebuyers, we also compete with other homebuilders for desirable properties, raw materials and access to reliable, skilled labor.

Effect if Governmental Regulations on our Business

Homes and residential communities that we build must comply with state and local laws and regulations relating to, among other things, zoning, construction permits or entitlements, construction material requirements, density requirements, and requirements relating to building design and property elevation, building codes and handling of waste.  These include laws requiring the use of construction materials that reduce the need for energy-consuming heating and cooling systems.  These laws and regulations are subject to frequent change and often increase construction costs.  In some instances, we must comply with laws that require commitments from us to provide roads and other offsite infrastructure to be in place prior to the commencement of new construction.  These laws and regulations are usually administered by counties and municipalities and may result in fees and assessments or building moratoriums.  In addition, certain new development projects are subject to assessments for schools, parks, streets and highways and other public improvements, the costs of which can be substantial.

The residential homebuilding industry is also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. These environmental laws include such areas as storm water and surface water management, soil, groundwater and wetlands protection, subsurface conditions and air quality protection and enhancement. Environmental laws and existing conditions may result in delays, may cause us to incur substantial compliance and other costs and may prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas.

In order to make it possible for some of our homebuyers to obtain FHA-insured or VA-guaranteed mortgages, we must construct the homes they buy in compliance with regulations promulgated by those agencies.

Research and Development Activities and Costs

We have not incurred any costs to date relative to research and development activities.  We plan to undertake research and development activities during the summer of 2012 in order to improve our manufacturing process as well as to develop low environmental impact building components.

Bankruptcy

We have not been involved in any bankruptcy, receivership or similar proceedings.

Equity Incentive Plan

We currently have no equity incentive or option plan in place.

ITEM 1 – BUSINESS - continued

Employees

As of the date hereof, we have no full-time employees  and no part-time employees.

ITEM 1A – RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (“Exchange Act”) and are not required to provide the information under this item.

ITEM 1B – UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2 – PROPERTIES

We do not own any real property.  Our principal executive offices are located at 1325 Spruce St, Suite 200, Riverside, California  92507.  This approximately 200 square feet of office space is furnished to us on a rent-free basis by The Vahl Software Group, of which Michael P. Vahl, our President, Chief Executive Officer, and a member of the Board of Directors, is the sole proprietor.  We only have a temporary verbal lease, revocable at any time, from The Vahl Software Group to use this office space.  We consider the office space to be adequate for the current operation of our business.

ITEM 3 – LEGAL PROCEEDINGS

To the best knowledge of management, there are no litigation matters pending or threatened against us, nor are we aware of any governmental authority contemplating any legal proceeding against us.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

As of March 31, 2011, our common stock has not commenced trading.  Our common stock was last purchased in June 2008, in a private transaction, whereby we sold 3,000,000 shares at a purchase price of $0.0033 per share.

Holders

As of March 31, 2011 there were approximately 35 holders of record of our common stock.

Dividends

We have not declared nor paid any cash dividend on our common stock, and we currently intend to retain future earnings, if any, to finance the expansion of our business, and do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by the Board of Directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the Board of Directors considers significant.

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Use of Proceeds from Sales of Registered Securities

None.

ITEM 6 – SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report.

Overview

We were incorporated on October 10, 2006 in the state of Nevada in order to develop real properties and construction technologies.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses.  In consultation with our Board of Directors, we have identified several accounting principles that we believe are key to understanding of our financial statements.  These important accounting policies require management's most difficult, subjective judgments.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Development Stage Enterprise

We are a development stage enterprise, as defined ASC 915, “Accounting and Reporting By Development Stage Enterprises.”

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Stock Issued for Non-Cash Transactions

It is our policy to value stock issued for non-cash transactions, such as services, at the fair market value of the goods or services received or the consideration granted, whichever is more readily determinable, at the date the transaction is negotiated.  There were no shares of common stock issued for services during the fiscal year ended March 31, 2011.

Going Concern

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Our ability to continue as a going concern is dependent upon our ability to locate sources of capital, and attain future profitable operations.  Our management is currently initiating their business plan.  The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Results of Operations

Results for the Fiscal Year Ended March 31, 2011 Compared to the Fiscal Year Ended March 31, 2010 (audited)

Revenues

We had revenues from operations in the amount of $0 for the fiscal year ended March 31, 2011 as compared to revenues of $0 for the fiscal year ended March 31, 2010.

Operating Expenses

Operating expenses decreased by $191,015 to $77,909 for the fiscal year ended March 31, 2011, as compared to $268,924 for the fiscal year ended March 31, 2010.  The decrease arose from the lack of business activity in the fiscal year ended March 31, 2011.

Net Loss

We had a net loss of $77,909 for the fiscal year ended March 31, 2011 compared to a net loss of $268,924 for the fiscal year ended March 31, 2010.

Liquidity and Capital Resources

We currently have no material commitments for capital expenditures and have no fixed expenses.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Working capital is summarized and compared as follows:

	March 31,	March 31,
	2011	2010

Current assets	$0	$238
Current liabilities	521,833	444,162
Deficit	$(521,833)	$(443,924)

The changes in our working capital are primarily due to an increase in related party payables and accrued interest payable.

Changes in cash flows are summarized as follows:

Our net cash used by operations was $9,762 for the fiscal year ended March 31, 2011 as compared to $175,846 for the fiscal year ended March 31, 2010.

During the fiscal year ended March 31, 2011, we experienced a net loss of $77,909.  This included operating expenses in the amount of $60,909 and interest expense of $17,000.

During the fiscal year ended March 31, 2010, we experienced a net loss of $268,924.  This included operating expenses in the amount of $247,303 and interest expense of $21,621.

Cash provided by financing activities for the fiscal years ended March 31, 2011 and 2010 was $50,624 and $237,721, respectively.  We had proceeds from notes payable to an officer of $50,624, which was offset by a repayment of notes payable to a third party note holder of $10,000 for the fiscal year ended March 31, 2011.  We had proceeds from notes payable to a third party note holders of $175,000, and from an officer of $62,721 for the fiscal year ended March 31, 2010.

As of March 31, 2010 and 2011, we owed related parties $225,721 and $276,346, respectively, for working capital advances which were provided to us on an interest-free basis.

We had total principal due under all notes payable at March 31, 2010 and 2011 of $175,000 and $165,000, respectively, all currently due, with accrued interest payable of $21,621 and $38,621, respectively. Interest expense under all notes payable in the fiscal years ended March 31, 2010 and 2011 was $21,621 and $17,000, respectively.

At March 31, 2010 and 2011, we had $90,000 in unsecured notes payable due to a corporation controlled by an officer, bearing interest at 10% per annum, plus a 10% fee for late repayment which has been incurred, with all principal and interest currently due.

At March 31, 2010 and 2011, we had $85,000 and $75,000, respectively, in unsecured notes payable due to several individuals, bearing interest at 10% per annum, and with all principal and interest currently due. One of these notes is in the amount of $10,000 and is convertible at $0.10 per share at anytime prior to repayment and in the sole discretion of the note holder. The note also carries a 10% fee for late payment which has now been incurred. A second note which is in the amount of $50,000 allows the note holder, in their sole discretion, to take repayment in either cash or 600,000 shares of our common stock.

There was no net cash used or provided from investing activities for the fiscal years ended March 31, 2011 or 2010.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and notes thereto and the related independent public accounting firm report of Ronald R. Chadwick P.C. are attached to this Annual Report beginning at Page 17 and are incorporated herein by reference.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of period covered by this report.  Based upon such evaluation,  the President and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed our internal control over financial reporting as of March 31, 2011, the end of our fiscal-year.  Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal-year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  We reviewed the results of management’s assessment with our Board of Directors.

Inherent Limitations on Effectiveness of Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Position	Age
Michael P. Vahl	President, Chief Executive Officer, and Director	54
Zachary O. Lark	Secretary, Treasurer, and Director	43
Randall Buchanan	Director	65

Set forth below is biographical information with respect to each of the aforementioned individuals.

Michael P. Vahl has served as a member of our board, Chief Executive Officer and President since September 2008.  Since February 1988, Mr. Vahl has served as the sole proprietor of The Vahl Software Group, a computer and business consulting firm of which he is the founder.  From January 1994 to September 1995, Mr. Vahl served as Vice President of Capital Development Group, Inc., a medical accounts receivables factoring company which he formed along with two industry partners.

Zachary O. Lark has served as a member of our board, Secretary and Treasurer since September 2008.  Since August 2006, Mr. Lark has served as Managing Director of ARGO Venture Group, LLC, a boutique venture consulting firm which provides services focused on work-out and start-up situations as well as real estate investment services. ARGO Venture Group, LLC has broad activities in the real estate arena including land acquisitions and feasibility, distressed property, Bank REO sales and syndication.  In January 1997, Mr. Lark founded Telisphere Communications, an Internet Service Provider which catered to business and government organizations.  Mr. Lark served as Director of Business Development of Telisphere Communications until its sale in April 1999.  In April 1999, along with several industry partners, Mr. Lark formed Essential Markets, a national Software Application Service Provider where he served as Director of Investor Relations until September 2001.  In 1990, Mr. Lark received a B.A. from Hawaii Pacific University in Honolulu, Hawaii.

Randall “Buck” Buchanan has served as a member of our board since September 2008.  From February 1992 through June 2010, Mr. Buchanan was the President and sole proprietor of ServiceMaster by Buchanan, a business services franchise of ServiceMaster, Inc.  In 1972, Mr. Buchanan received a B.A. from Pennsylvania State University in University Park, Pennsylvania.

Board of Directors and Officers

Each director is elected until our next annual meeting and until their successor is duly elected and qualified. The Board of Directors may also appoint additional directors up to the maximum number permitted under our by-laws. A director so chosen or appointed will hold office until the next annual meeting of stockholders. Each executive officer serves at the discretion of the Board of Directors and holds office until their successor is elected or until their resignation or removal in accordance with our articles of incorporation and by-laws.

Meetings and Committees of the Board of Directors

During the year ended March 31, 2011, our Board of Directors held one meeting and took zero actions by written consent.  The meeting was attended by all three of our directors.

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Indemnification of Officers and Directors

Our Articles of Incorporation provide that we will indemnify our officers and directors to the fullest extent permitted under Nevada law against all liabilities incurred by reason of the fact that the person is or was an officer, director, or fiduciary of us. The effect of these provisions is potentially to indemnify our officers and directors from all costs and expenses of liability incurred by them in connection with any action, suit or proceeding in which they are involved by reason of their affiliation with us.  Pursuant to Nevada law, a corporation may indemnify a director, provided that such indemnity shall not apply on account of:

(a)	acts or omissions of the director finally adjudged to be intentional misconduct or a knowing violation of law;
(b)	unlawful distributions; or
(c)	any transaction with respect to which it was finally adjudged that such director personally received a benefit in money, property, or services to which the director was not legally entitled.

Our Bylaws further provide that we will indemnify our officers and directors for all costs and expenses incurred in connection with the defense of actions, suits, or proceedings against them on account of their being or having been an officer or directors of us, absent a finding of negligence or misconduct in office.  Our Bylaws also permit us to maintain insurance on behalf of our officers, directors, employees and agents against any liability asserted against and incurred by that person whether or not we have the power to indemnify such person against liability for any of those acts. We do not maintain any such insurance at this time.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities.  Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To the best of our knowledge, the following delinquencies have occurred:

Name and Affiliation	No. of Late Reports	No. of Transactions Not Filed on Timely Basis	Known Failures to File
Michael P. Vahl, President, Chief Executive Officer, and Director	–	1	Form 3
Zachary O. Lark, Secretary, Treasurer, and Director	–	1	Form 3
Randall Buchanan, Director	–	1	Form 3
Stephanie Hill, 10% Shareholder	–	1	Schedule 13D/G
Green World Construction Inc., 10% Shareholder	–	1	Schedule 13D/G
Juliann Basilio, 10% Shareholder	–	1	Schedule 13D/G

ITEM 11 – EXECUTIVE COMPENSATION

Executive Compensation

Since our date of inception, our executive officers have not received, and have not accrued, any compensation.  The officers anticipate that they will not receive, accrue, earn, be paid or awarded any compensation in the immediately foreseeable future.

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

Summary Compensation Table

The following table sets forth the compensation earned during the years ended March 31, 2011 and 2010 by our current Chief Executive Officer and our only other officer:

Name and Principal Position	Year (1)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non-qualified Deferred Compen-sation ($)	All Other Compen-sation ($)	Total ($)
Michael P. Vahl, President and Chief Executive Officer	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Zachary O. Lark, Secretary and Treasurer	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	The information is provided for each fiscal year which begins on April 1 and ends on March 31.

Director Compensation

Our directors are not compensated for their services, but are entitled for reimbursement of expenses incurred in attending board of directors meetings.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our shares of outstanding common stock beneficially owned as of the date hereof by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to own beneficially more than 5% of our common stock based upon 12,925,000 issued shares of common stock.

Name and Address of Beneficial Owners1	Amount and Nature of Beneficial Ownership	Percent Ownership2
Michael P. Vahl, Director, President and Chief Executive Officer	0	0%
Zachary O. Lark, Director, Secretary and Treasurer	0	0%
Randall Buchanan, Director	100,000	0.8%
All executive officers and directors as a group (three persons)	100,000	0.8%
Juliann Basilio 461 Donald Drive Hollister, Ca 95023	2,100,0003	16.2%
Stephanie Hill 35-502 Canteen Way Thousand Palms, CA 92276	1,750,000	13.5%
Green World Construction Inc. 1285 Baring Blvd, #289 Sparks, NV 89434	1,500,000	11.6%
Stephen Kroesing P.O. Box 1284 Joshua Tree, CA 92252	1,000,000	7.7%
John Jones 2170 Veneto Sparks, NV 89434	1,000,000	7.7%
John Wachsmith 1255 Tremont Street Port Townsend, WA 98368	800,000	6.2%

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

None.

1  C/o our address, 1325 Spruce St, Suite 200, Riverside, California 92507.

2  Except as otherwise indicated, we believe that the beneficial owners of common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

3  Includes 2,000,000 shares of common stock held in the name of A-Finn Finance & Investment LLC.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

RONALD R. CHADWICK P.C. (“CHADWICK”)

Chadwick is our independent auditor and examined our financial statements for the fiscal years ended March 31, 2011 and March 31, 2010.  Chadwick performed the services listed below and was paid the fees listed below for the fiscal years ended March 31, 2011 and March 31, 2010.

Audit Fees

Chadwick was paid aggregate audit fees of approximately $8,400 and $9,250 for the fiscal years ended March 31, 2011 and March 31, 2010, respectively, for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q during those fiscal years.

Audit Related Fees

Chadwick was not paid any additional fees for the fiscal years ended March 31, 2011 and March 31, 2010, respectively, for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

Chadwick was not paid any additional fees for the fiscal years ended March 31, 2011 and March 31, 2010, respectively, for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Chadwick was not paid any other fees for professional services during the fiscal years ended March 31, 2011 and March 31, 2010, respectively.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           Financial Statements:

Report of Independent Registered Public Accounting Firm (page 17)

Balance Sheets (page 18)

Statements of Operations (page 19)

Statements of Cash Flows (page 20)

Notes to Financial Statements (pages 22 through 24)

(b)           Exhibits:

Exhibit No.	Description
3.1	Articles of Incorporation of the Company (filed as an exhibit to Form SB-2 filed on July 27, 2007 with the Commission and incorporated by reference herein)

3.2	Certificate of Amendment to Articles of Incorporation of the Company (filed as an exhibit to Form SB-2 filed on July 27, 2007 with the Commission and incorporated by reference herein)

3.3	Amended and Restated Bylaws of the Company (filed as an exhibit to Form SB-2 filed on July 27, 2007 with the Commission and incorporated by reference herein)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
________

*	Filed herewith.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFORDABLE GREEN HOMES INTERNATIONAL

           /s/           Michael P. Vahl
Michael P. Vahl
Chief  Executive Officer and President
(Principal Executive Officer)

Date:  March 20, 2012

           Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities as on March 20, 2012.

              /s/           Michael P. Vahl
Michael P. Vahl
Director

              /s/           Zachary O. Lark
Zachary O. Lark
Director

              /s/           Randall Buchanan
Randall Buchanan
Director

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Affordable Green Homes International
Riverside, California

I have audited the accompanying balance sheets of Affordable Green Homes International (a development stage company) as of March 31, 2010 and 2011, and the related statements of operations, stockholders' equity and cash flows for the years then and for period from October 10, 2006 (inception) through March 31, 2011. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affordable Green Homes International as of March 31, 2010 and 2011, and the results of its operations and its cash flows for the years then ended and for period from October 10, 2006 (inception) through March 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

    /s/ Ronald R Chadwick P.C
Aurora, Colorado
March 1, 2012

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2010	March 31, 2011

ASSETS
Current assets
Cash	$238	$-
Total currnt Assets	238	-

Construction in progress	100,000	-
Inventory	-	100,000
Total Assets	$100,238	$100,000

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Bank Overdraft	$-	$2,254
Accounts payable	1,820	7,612
Related party payables	225,721	276,346
Customer deposits	20,000	32,000
Accued interest payable	21,621	38,621
Notes payable	175,000	165,000
Total current liabilties	444,162	521,833

Total Liabilities	444,162	521,833

Stockholders' Equity
Common stock, $.0001 par value;
25,000,000 shares authorized;
12,925,000 shares issued
and outstanding	1,293	1,293
Additional paid in capital	135,457	135,457
Deficit accumulated during the
development stage	(480,674)	(558,583)

Total Stockholders' Equity	(343,924)	(421,833)

Total Liabilities and Stockholders' Equity	$100,238	$100,000

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Period From
			Oct. 10, 2006
			(Inception)
	Year Ended	Year Ended	To
	March 31, 2010	March 31, 2011	March 31, 2011

Revenues	$-	$-	$-
	-	-	-

Operating expenses:
General and administrative	247,303	60,909	519,962
	247,303	60,909	519,962

Gain (loss) from operations	(247,303)	(60,909)	(519,962)

Other income (expense):
Interest (expense)	(21,621)	(17,000)	(38,621)
	(21,621)	(17,000)	(38,621)

Income (loss) before
provision for income taxes	(268,924)	(77,909)	(558,583)

Provision for income tax	-	-	-

Net income (loss)	$(268,924)	$(77,909)	$(558,583)

Net income (loss) per share
(Basic and fully diluted)	$(0.02)	$(0.01)

Weighted average number of
common shares outstanding	12,925,000	12,925,000

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY

				Deficit
				Accumulated
	Common Stock			During The	Stock-
		Amount	Paid In	Development	holders'
	Shares	($.0001 Par)	Capital	Stage	Equity

Balances at Oct. 10, 2006 (Inception)	-	$-	$-	$-	$-

Compensatory stock issuances	2,300,000	230	22,770		23,000

Sales of common stock	7,625,000	763	75,487		76,250

Net income (loss) for the period				(99,298)	(99,298)

Balances at March 31, 2007	9,925,000	$993	$98,257	$(99,298)	$(48)

Net income (loss) for the year				(38,564)	(38,564)

Balances at March 31, 2008	9,925,000	$993	$98,257	$(137,862)	$(38,612)

Compensatory stock issuances	1,500,000	150	14,850		15,000

Sales of common stock	1,500,000	150	22,350		22,500

Net income (loss) for the year				(73,888)	(73,888)

Balances at March 31, 2009	12,925,000	$1,293	$135,457	$(211,750)	$(75,000)

Net income (loss) for the year				(268,924)	(268,924)

Balances at March 31, 2010	12,925,000	$1,293	$135,457	$(480,674)	$(343,924)

Net income (loss) for the year				(77,909)	(77,909)

Balances at March 31, 2011	12,925,000	$1,293	$135,457	$(558,583)	$(421,833)

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period From
			Oct. 10, 2006
			(Inception)
	Year Ended	Year Ended	To
	March 31, 2010	March 31, 2011	March 31, 2011

Cash Flows From Operating Activities:
Net income (loss)	$(268,924)	$(77,909)	$(558,583)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Construction in progress	(100,000)	-	(100,000)
Bank overdraft	-	2,254	2,254
Accounts payable	1,820	5,792	7,612
Related party payables	149,637	50,625	276,346
Accrued payables	21,621	17,000	38,621
Customer deposits	20,000	12,000	32,000
Compensatory stock issuances	-	-	38,000
Net cash provided by (used for)
operating activities	(175,846)	9,762	(263,750)

Cash Flows From Investing Activities:
	-	-	-
Net cash provided by (used for)
investing activities	-	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

			Period From
			Oct. 10, 2006
			(Inception)
	Year Ended	Year Ended	To
	March 31, 2010	March 31, 2011	March 31, 2011

Cash Flows From Financing Activities:
Notes payable - borrowings	175,000	(10,000)	165,000
Sales of common stock	-	-	98,750
Net cash provided by (used for)
financing activities	175,000	(10,000)	263,750

Net Increase (Decrease) In Cash	(846)	(238)	-

Cash At The Beginning Of The Period	1,084	238	-

Cash At The End Of The Period	$238	$-	$-

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010 and 2011

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Affordable Green Homes International (the “Company”), was incorporated in the State of Nevada on October 10, 2006. The Company is in business to build affordable family homes by using low cost structural concrete insulated panels as the basic construction methodology. The Company plans to purchase land for development and to market and build finished homes using local labor. The Company is currently considered to be in the development stage, having generated no revenues and conducted only limited activities.

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

Income tax

The Company accounts for income taxes under Accounting Standards Codified No. 740 (“ASC 740”). Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Property and equipment

Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life. Construction in progress is carried at lower of cost or market.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010 and 2011

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: - continued

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

NOTE 2. RELATED PARTY TRANSACTIONS

As of March 31, 2010 and 2011, the Company owed related parties $225,721 and $276,346 for working capital advances. In January 2010, the Company gave its chief executive officer a $20,000 customer deposit credit, and in January 2011, the Company gave an additional $12,000 to the chief executive officer, it being the intent of the Company to sell the Company’s construction in progress house to the officer under a verbal understanding, in exchange for the officer reducing amounts owed to him for working capital advances in the same amount of $32,000.

NOTE 3. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to ASC 740. At March 31, 2010 and 2011 the Company had approximately $480,000 and $558,000 in unused federal net operating loss carry forwards, which begin to expire principally in the year 2027.   A deferred tax asset of approximately $98,000 and $113,000 resulting from the loss carry forward has been offset by a 100% valuation allowance. The change in the valuation allowance in fiscal year 2010 and 2011 was approximately $54,000 and $16,000.

NOTE 4. NOTES PAYABLE

At March 31, 2010 and 2011, the Company had $90,000 in notes payable due to a corporation controlled by an officer, bearing interest at 10% per annum plus a 10% fee for late repayment which has been incurred, unsecured, with principal and interest all currently due.

The Company also at March 31, 2010 and 2011 had $85,000 and $75,000 in notes payable due to several individuals, bearing interest at 10% per annum, unsecured, with principal and interest all currently due. One of these notes for $10,000 is convertible at $.10 per share anytime prior to repayment at the lender’s discretion into 100,000 common shares, and carries a 10% fee for late payment which has been incurred. Another note for $50,000 allows the lender at his discretion to take repayment in cash or 600,000 common shares.

Total principal due under all notes payable at March 31, 2010 and 2011 was $175,000 and $165,000, all currently due, with accrued interest payable of $21,621 and $38,621. Interest expense under all notes in fiscal years 2010 and 2011 was $21,621 and $17,000.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010 and 2011

NOTE 5.  STOCKHOLDERS' EQUITY

Common stock

The Company at March 31, 2010 and 2011 had 25,000,000 shares of authorized common stock, $.0001 par value, with 12,925,000 common shares issued and outstanding.

Stock options and warrants

At March 31, 2010 and 2011, the Company had stock options and warrants outstanding as described below.

Non-employee stock options and warrants

The Company accounts for non-employee stock options and warrants under ASC 718, whereby option and warrant costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

At March 31, 2009, the Company had 191,000 non-employee common stock purchase warrants outstanding, all exercisable at $.01, and expiring at various dates from November 2008 through June 2009. During fiscal year end March 31, 2010, 191,000 of the warrants expired, leaving no warrants outstanding at year end.

Employee stock options and warrants

The Company accounts for employee stock options and warrants under ASC 718. Unless otherwise provided for, the Company covers option and warrant exercises by issuing new shares. There were no employee stock options or warrants issued or outstanding at March 31, 2010 and 2011.

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