Form 10-Q
period 2011-06-30
AFFORDABLE GREEN HOMES INTERNATIONAL
filed 2012-04-02
CIK 1403081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 12,925,000 shares of common stock with a par value of $.0001 outstanding as of June 30, 2011.

AFFORDABLE GREEN HOMES INTERNATIONAL

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

PART I – FINANCIAL INFORMATION

 ITEM 1 – FINANCIAL STATEMENTS

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
BALANCE SHEETS

		June 30, 2011
	March 31, 2011	(Unaudited)

ASSETS
Current assets
	$-	$-
Total currnt assets	-	-

Inventory	100,000	100,000
Other	-	36
Total Assets	$100,000	$100,036

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Bank Overdraft	$2,254	$4
Accounts payable	7,612	7,612
Related party payables	276,346	293,646
Customer deposits	32,000	32,000
Accued interest payable	38,621	42,746
Notes payable	165,000	165,000
Total current liabilties	521,833	541,008

Total Liabilities	521,833	541,008

Stockholders' Equity
Common stock, $.0001 par value;
25,000,000 shares authorized;
12,925,000 shares issued
and outstanding	1,293	1,293
Additional paid in capital	135,457	135,457
Deficit accumulated during the
development stage	(558,583)	(577,722)

Total Stockholders' Equity	(421,833)	(440,972)

Total Liabilities and Stockholders' Equity	$100,000	$100,036

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Period From
			Oct. 10, 2006
	Three Months	Three Months	(Inception)
	Ended	Ended	To
	June 30, 2010	June 30, 2011	June 30, 2011

Revenues	$-	$-	$-
	-	-	-

Operating expenses:
Amortization & depreciation	-	-	-
General and administrative	2,210	15,014	534,976
	2,210	15,014	534,976

Gain (loss) from operations	(2,210)	(15,014)	(534,976)

Other income (expense):
Interest expense	(4,375)	(4,125)	(42,746)
	(4,375)	(4,125)	(42,746)
Income (loss) before
provision for income taxes	(6,585)	(19,139)	(577,722)

Provision for income tax	-	-	-

Net income (loss)	$(6,585)	$(19,139)	$(577,722)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	12,925,000	12,925,000

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Oct. 10, 2006
	Three Months	Three Months	(Inception)
	Ended	Ended	To
	June 30, 2010	June 30, 2011	June 30, 2011

Cash Flows From Operating Activities:
Net income (loss)	$(6,585)	$(19,139)	$(577,722)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Inventory	-	-	(100,000)
Bank overdraft	-	(2,250)	4
Accounts payable	(1,670)	-	7,612
Related party payables	4,000	17,300	293,646
Accrued payables	4,375	4,125	42,746
Customer deposits	-	-	32,000
Other assets	-	(36)	(36)
Compensatory stock issuances	-	-	38,000
Net cash provided by (used for)
operating activities	120	-	(263,750)

Cash Flows From Investing Activities:
	-	-	-
Net cash provided by (used for)
investing activities	-	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

			Period From
			Oct. 10, 2006
	Three Months	Three Months	(Inception)
	Ended	Ended	To
	June 30, 2010	June 30, 2011	June 30, 2011

Cash Flows From Financing Activities:
Sales of common stock	-	-	98,750
Notes payable - borrowings	-	-	175,000
Notes payable - payments	-	-	(10,000)
Net cash provided by (used for)
financing activities	-	-	263,750

Net Increase (Decrease) In Cash	120	-	-

Cash At The Beginning Of The Period	238	-	-

Cash At The End Of The Period	$358	$-	$-

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”)).  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission (“SEC”).

Although the forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

As used in this Quarterly Report, the terms “we,” “us,” and “our,” mean Affordable Green Homes International unless otherwise indicated.

Overview

We were incorporated on October 10, 2006 in the state of Nevada in order to develop real properties and construction technologies.

The Business

We are engaged in the business of construction of residential, commercial and industrial structures using “Structural Concrete Insulated Panel” technology (“SCIP”).   We initially intend to provide moderate- to low-cost housing in the Northern Panhandle of Texas around the Stinnett/Perryton area where an acute housing shortage currently exists, and in the area of Galveston, Texas, which has been affected by Hurricane Ike.  Homes utilizing SCIP technology are constructed with high quality, lightweight, prefabricated panels.  The interior and exterior surfaces of the panels are covered with a concrete coating, designed and tested to resist hurricanes, tornados and earthquakes.  When the homes are completed, they are more structurally sound than wood or concrete alone and can typically be constructed in less than 30 days.

We intend to operate three business units:

1.	A SCIP manufacturing unit;
2.	A construction unit based in the Northern Panhandle of Texas, primarily around the Stinnett/Perryton area; and
3.	A construction unit based in the Galveston, Texas area.

SCIP Manufacturing:   In 2007, Ron Bell built a SCIP home near Crystal Beach, Texas, directly on the Gulf Coast approximately ten miles northeast of Galveston.  The home was built on pilings that were designed so that a hurricane-type high surf would pass underneath and not injure the structure of the home.  This home was the only house within several blocks to survive Hurricane Ike. This house in Crystal Beach has significantly raised the awareness of construction using SCIP technology in those areas prone to hurricanes, tornados and earthquakes.  Officials from the Federal Emergency Management Agency (FEMA) as well as Texas Tech University have visited the Crystal Beach House to inspect it and discuss a wide range of topics concerning using this type of construction all along the Gulf Coast.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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
2.	Chevron – seven to ten year plant expansion
3.	Two Carbon Black plants within ten miles of Stinnett
4.	New plastics plant within ten miles of Stinnett
5.	New aircraft plant (Osprey Project) within 20 miles of Stinnett

Due to this acute shortage, we believe that there will be high demand for our construction of medium sized houses (i.e., those ranging from 1200 to 1500 sq. ft.) in the area.  Our management has met with the Mayor of Stinnett as well as the President of the Stinnett Community Development Corporation, and both have confirmed that there is a demand for the type of housing we can deliver.  We are currently working to locate residential lots to begin construction by the summer of 2012.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

Results of Operations

You should read the selected financial data set forth below along with our discussion and our financial statements and the related notes.  We have derived the financial data from our unaudited financial statements.  We believe the financial data shown in the table below include all adjustments consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information. Operating results for the period are not necessarily indicative of the results that may be expected in the future.

Results for the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

	Three Months Ended	Three Months Ended	Increase/
	June 30, 2011	June 30, 2010	(Decrease)
Revenue	$0	$0	$0
Operating expenses	15,014	2,210	$12,804
Net (loss)	$19,139	$6,585	$12,254
Net (loss) per share	$0	$0	$0

Revenues

We had revenues from operations in the amount of $0 for the three months ended June 30, 2011 as compared to revenues of $0 for the three months ended June 30, 2010.

Operating Expenses

Operating expenses increased by $12,804 to $15,014 for the three months ended June 30, 2011, as compared to $2,210 for the three months ended June 30, 2010.  The increase arose primarilyfrom consulting expenses.

Net Loss

We had a net loss of $19,139 for the three months ended June 30, 2011 compared to a net loss of $6,585 for the three months ended June 30, 2010.

Liquidity and Capital Resources

We currently have no material commitments for capital expenditures and have no fixed expenses.

Working capital is summarized and compared as follows:

	June 30,	June 30,
	2011	2010

Current assets	$0	$358
Current liabilities	541,008	450,867
Deficit	$(541,008)	$(450,509)

The changes in our working capital are primarily due to an increase in related party payables and accrued interest payable.

Changes in cash flows are summarized as follows:

Our net cash used by operations was $0 for the fiscal quarter ended June 30, 2011 as compared to $120 for the fiscal quarter ended June 30, 2010.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

During the fiscal quarter ended June 30, 2011, we experienced a net loss of $19,139.  This included operating expenses in the amount of $15,014 and interest expense of $4,125.

During the fiscal quarter ended June 30, 2010, we experienced a net loss of $6,858.  This included operating expenses in the amount of $2,210 and interest expense of $4,375.

Cash provided by financing activities for the fiscal quarters ended June 30, 2011 and 2010 was $0 and $0, respectively.

As of June 30, 2010 and 2011, we owed related parties $276,346 and $293,646, respectively, for working capital advances which were provided to us on an interest-free basis.

We had total principal due under all notes payable at June 30, 2010 and 2011 of $175,000 and $165,000, respectively, all currently due, with accrued interest payable of $25,996 and $42,746, respectively. Interest expense under all notes payable in the fiscal quarters ended June 30, 2010 and 2011 was $4,375 and $4,125, respectively.

At June 30, 2010 and 2011, we had $90,000 in unsecured notes payable due to a corporation controlled by an officer, bearing interest at 10% per annum, plus a 10% fee for late repayment which has been incurred, with all principal and interest currently due.

At June 30, 2010 and 2011, we had $85,000 and $75,000, respectively, in unsecured notes payable due to several individuals, bearing interest at 10% per annum, and with all principal and interest currently due. One of these notes is in the amount of $10,000 and is convertible at $0.10 per share at anytime prior to repayment and in the sole discretion of the note holder. The note also carries a 10% fee for late payment which has now been incurred. A second note which is in the amount of $50,000 allows the note holder, in their sole discretion, to take repayment in either cash or 600,000 shares of our common stock.

There was no net cash used or provided from investing activities for the fiscal quarters ended June 30, 2011 or 2010.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of period covered by this report.  Based upon such evaluation,  the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

To the best knowledge of management, there are no litigation matters pending or threatened against us, nor are we aware of any governmental authority contemplating any legal proceeding against us.

ITEM 1A – RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”) and are not required to provide the information under this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no events which are required to be reported under this item.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this item.

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 – OTHER INFORMATION

There have been no events which are required to be reported under this item.

ITEM 6 – EXHIBITS

Exhibits:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

           Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFORDABLE GREEN HOMES INTERNATIONAL

/s/ Michael P Vahl
Michael P. Vahl
Chief Executive Officer and President
(Principal Executive Officer)

Date:  March 19, 2012