Form 10-Q
period 2011-09-30
AFFORDABLE GREEN HOMES INTERNATIONAL
filed 2012-04-02
CIK 1403081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 12,925,000 shares of common stock with a par value of $.0001 outstanding as of September 30, 2011.

AFFORDABLE GREEN HOMES INTERNATIONAL

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I – FINANCIAL INFORMATION

 ITEM 1 – FINANCIAL STATEMENTS

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2011	Sept. 30, 2011
		(Unaudited)

ASSETS
Current assets
Cash	$-	$208
Total currnt assets	-	208

Inventory	100,000	100,000
Total Assets	$100,000	$100,208

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Bank Overdraft	$2,254	$-
Accounts payable	7,612	9,764
Related party payables	276,346	303,914
Customer deposits	32,000	32,000
Accued interest payable	38,621	46,871
Notes payable	165,000	165,000
Total current liabilties	521,833	557,549

Total Liabilities	521,833	557,549

Stockholders' Equity
Common stock, $.0001 par value;
25,000,000 shares authorized;
12,925,000 shares issued
and outstanding	1,293	1,293
Additional paid in capital	135,457	135,457
Deficit accumulated during the
development stage	(558,583)	(594,091)

Total Stockholders' Equity	(421,833)	(457,341)

Total Liabilities and Stockholders' Equity	$100,000	$100,208

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
					Oct. 10, 2006
	Three Months	Three Months	Six Months	Six Months	(Inception)
	Ended	Ended	Ended	Ended	To
	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2011

Revenues	$-	$-	$-	$-	$-
	-	-	-	-	-

Operating expenses:
Amortization & depreciation	-	-	-	-	-
General and administrative	24,959	12,244	27,169	27,258	547,220
	24,959	12,244	27,169	27,258	547,220

Gain (loss) from operations	(24,959)	(12,244)	(27,169)	(27,258)	(547,220)

Other income (expense):
Interest expense	(4,375)	(4,125)	(8,750)	(8,250)	(46,871)
	(4,375)	(4,125)	(8,750)	(8,250)	(46,871)
Income (loss) before
Provision for income taxes	(29,334)	(16,369)	(35,919)	(35,508)	(594,091)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(29,334)	$(16,369)	$(35,919)	$(35,508)	$(594,091)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	12,925,000	12,925,000	12,925,000	12,925,000

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Oct. 10, 2006
	Six Months	Six Months	(Inception)
	Ended	Ended	To
	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2011

Cash Flows From Operating Activities:
Net income (loss)	$(35,919)	$(35,508)	$(594,091)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Inventory			(100,000)
Bank overdraft	-	(2,254)	-
Accounts payable	-	2,152	9,764
Related party payables	23,463	27,568	303,914
Accrued payables	12,257	8,250	46,871
Customer deposits	-	-	32,000
Compensatory stock issuances	-	-	38,000
Net cash provided by (used for)
operating activities	(199)	208	(263,542)

Cash Flows From Investing Activities:
	-	-	-
Net cash provided by (used for)
investing activities	-	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

AFFORDABLE GREEN HOMES INTERNATIONAL
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

			Period From
			Oct. 10, 2006
	Six Months	Six Months	(Inception)
	Ended	Ended	To
	Sept. 30, 2009	Sept. 30, 2011	Sept. 30, 2011

Cash Flows From Financing Activities:
Sales of common stock	-	-	98,750
Notes payable - borrowings	-	-	175,000
Notes payable - payments	-	-	(10,000)
Net cash provided by (used for)
financing activities	-	-	263,750

Net Increase (Decrease) In Cash	(199)	208	208

Cash At The Beginning Of The Period	238	-	-

Cash At The End Of The Period	$39	$208	$208

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

Research and Development Activities and Costs

We have not incurred any costs to date relative to research and development activities.  We plan to undertake research and development activities during the summer 2012 in order to improve our manufacturing process as well as to develop low environmental impact building components.

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

Results for the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

	Three Months Ended	Three Months Ended	Increase/
	September 30, 2011	September 30, 2010	(Decrease)
Revenue	$0	$0	$0
Operating expenses	12,244	24,959	$(12,715)
Net (loss)	12,244	24,959	$(12,715)
Net (loss) per share	$(0)	$(0)	$(0)

Revenues

We had revenues from operations in the amount of $0 for the three months ended September 30, 2011 as compared to revenues of $0 for the three months ended September 30, 2010.

Operating Expenses

Operating expenses decreased by $12,715 to $12,244 for the three months ended September 30, 2011, as compared to $24,959 for the three months ended September 30, 2010.  The decrease arose from a reduction in fees from consulting, accounting and legal.

Net Loss

We had a net loss of $16,369 for the three months ended September 30, 2011 compared to a net loss of $29,334 for the three months ended September 30, 2010.

Results for the Six Months Ended September 30, 2011 Compared to the Six Months Ended September 30, 2010

	Six Months Ended	Six Months Ended	Increase/
	September 30, 2011	September 30, 2010	(Decrease)
Revenue	$0	$0	$0
Operating expenses	27,258	27,169	$89
Net (loss)	27,258	27,169	$89
Net (loss) per share	$(0)	$(0)	$(0)
Revenues

We had revenues from operations in the amount of $0 for the six months ended September 30, 2011 as compared to revenues of $0 for the six months ended September 30, 2010.

Operating Expenses

Operating expenses increased by $89 to $27,258 for the six months ended September 30, 2011, as compared to $27,169 for the six months ended September 30, 2010.

Net Loss

We had a net loss of $35,508 for the six months ended September 30, 2011 compared to a net loss of $35,919 for the six months ended September 30, 2010.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

We currently have no material commitments for capital expenditures and have no fixed expenses.

Working capital is summarized and compared as follows:

	September 30,	September 30,
	2011	2010

Current assets	$0	$358
Current liabilities	557,549	479,882
Deficit	$(557,549)	$(479,524)

The changes in our working capital are primarily due to an increase in related party payables and accrued interest payable.

Changes in cash flows are summarized as follows:

Our net cash provided by operations was $208 for the six months ended September 30, 2011 as compared to $120 used by operations for the six months ended September 30, 2010.

During the six months ended September 30, 2011, we experienced a net loss of $35,508.  This included operating expenses in the amount of $27,258 and interest expense of $8,250.

During the six months ended September 30, 2010, we experienced a net loss of $35,919.  This included operating expenses in the amount of $27,169 and interest expense of $8,750.

Cash provided by financing activities for the six months ended September 30, 2011 and 2010 was $0 and $0, respectively.

As of September 30, 2010 and 2011, we owed related parties $249,184 and $303,914, respectively, for working capital advances which were provided to us on an interest-free basis.

We had total principal due under all notes payable at September 30, 2010 and 2011 of $175,000 and $165,000, respectively, all currently due, with accrued interest payable of $30,371 and $46,871, respectively. Interest expense under all notes payable in the fiscal quarters ended September 30, 2010 and 2011 was $4,375 and $4,125, respectively.

At September 30, 2010 and 2011, we had $90,000 in unsecured notes payable due to a corporation controlled by an officer, bearing interest at 10% per annum, plus a 10% fee for late repayment which has been incurred, with all principal and interest currently due.

At September 30, 2010 and 2011, we had $85,000 and $75,000, respectively, in unsecured notes payable due to several individuals, bearing interest at 10% per annum, and with all principal and interest currently due. One of these notes is in the amount of $10,000 and is convertible at $0.10 per share at any time prior to repayment and in the sole discretion of the note holder. The note also carries a 10% fee for late payment which has now been incurred. A second note which is in the amount of $50,000 allows the note holder, in their sole discretion, to take repayment in either cash or 600,000 shares of our common stock.

There was no net cash used or provided from investing activities for the six months ended September 30, 2011 or 2010.

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