Form 10-Q
period 2011-12-31
AFFORDABLE GREEN HOMES INTERNATIONAL
filed 2014-01-09
CIK 1403081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 14,561,670 shares of common stock with a par value of $.0001 outstanding as of December 31, 2011.

AFFORDABLE GREEN HOMES INTERNATIONAL

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2011

TABLE OF CONTENTS

2

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

AFFORDABLE GREEN HOMES INTERNATIONAL

(A Development Stage Company)

BALANCE SHEETS

	March 31, 2011	December 31, 2011
		(Unaudited)
ASSETS
Current assets
Cash	$-	$132,271
Total current assets	-	132,271

Inventory	100,000	-
Investments	-	637,500
Total Assets	$100,000	$769,771

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities
Bank Overdraft	$2,254	$-
Accounts payable	7,612	5,724
Related party payables	276,346	248,041
Customer deposits	32,000	-
Accrued interest payable	38,621	31,488
Stock subscription payable	-	150,000
Notes payable	165,000	690,000
Total current liabilities	521,833	1,125,253

Total Liabilities	521,833	1,125,253

Stockholders’ Equity
Common stock, $.0001 par value; 25,000,000 shares authorized; 12,925,000 (March 2011) and 14,561,670 (Dec. 2011) shares issued and outstanding	1,293	1,457
Additional paid in capital	135,457	277,460
Deficit accumulated during the development stage	(558,583)	(634,399)

Total Stockholders’ Equity	(421,833)	(355,482)

Total Liabilities and Stockholders’ Equity	$100,000	$769,771

The accompanying notes are an integral part of the financial statements.

F-1

AFFORDABLE GREEN HOMES INTERNATIONAL

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

					Period From
					Oct. 10, 2006
	Three Months	Three Months	Nine Months	Nine Months	(Inception)
	Ended	Ended	Ended	Ended	To
	Dec. 31, 2010	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2011	Dec. 31, 2011
Sales	$-	$125,000	$-	$125,000	$125,000
Cost of goods sold	-	112,545	-	112,545	112,545
Gross profit	-	12,455	-	12,455	12,455

Operating expenses:
Amortization & depreciation	-	-	-	-	-
General and administrative	18,002	44,756	45,171	72,014	591,976
	18,002	44,756	45,171	72,014	591,976

Gain (loss) from operations	(18,002)	(32,301)	(45,171)	(59,559)	(579,521)

Other income (expense):
Interest expense	(4,500)	(8,007)	(13,250)	(16,257)	(54,878)
	(4,500)	(8,007)	(13,250)	(16,257)	(54,878)

Income (loss) before
Provision for income taxes	(22,502)	(40,308)	(58,421)	(75,816)	(634,399)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(22,502)	$(40,308)	$(58,421)	$(75,816)	$(634,399)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	12,925,000	13,201,522	12,925,000	13,017,174

The accompanying notes are an integral part of the financial statements.

F-2

AFFORDABLE GREEN HOMES INTERNATIONAL

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Period From
			Oct. 10, 2006
	Nine Months	Nine Months	(Inception)
	Ended	Ended	To
	Dec. 31, 2010	Dec. 31, 2011	Dec. 31, 2011
Cash Flows From Operating Activities:
Net income (loss)	$(58,421)	$(75,816)	$(634,399)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Inventory		100,000	-
Bank overdraft		(2,254)	-
Accounts payable	3,712	(1,888)	5,724
Related party payables	51,345	62,695	339,041
Accrued payables	13,250	(3,466)	35,155
Customer deposits	-	(32,000)	-
Compensatory stock issuances	-	-	38,000
Net cash provided by (used for) operating activities	9,886	47,271	(216,479)

Cash Flows From Investing Activities:
Investments	-	(300,000)	(300,000)
Net cash provided by (used for) investing activities	-	(300,000)	(300,000)

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

F-3

AFFORDABLE GREEN HOMES INTERNATIONAL

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued From Previous Page)

			Period From
			Oct. 10, 2006
	Nine Months	Nine Months	(Inception)
	Ended	Ended	To
	Dec. 31, 2010	Dec. 31, 2011	Dec. 31, 2011
Cash Flows From Financing Activities:
Sales of common stock	-	-	98,750
Stock subscription payable	-	150,000	150,000
Notes payable - borrowings	-	300,000	465,000
Notes payable - payments	(10,000)	(65,000)	(65,000)
Net cash provided by (used for) financing activities	(10,000)	385,000	648,750

Net Increase (Decrease) In Cash	(114)	132,271	132,271

Cash At The Beginning Of The Period	238	-	-

Cash At The End Of The Period	$124	$132,271	$132,271

Schedule Of Non-Cash Investing And Financing Activities

In 2011 the Company acquired investment assets valued at $637,500 for $300,000 in cash, a note payable for $300,000 and $37,500 in common stock. In addition, a noteholder converted $13,667 in debt into 136,670 common shares, and a related party debtor converted $91,000 in payables into 1,000,000 common shares.

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

F-4

AFFORDABLE GREEN HOMES INTERNATIONAL

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Affordable Green Homes International (the “Company”), was incorporated in the State of Nevada on October 10, 2006. The Company is in business to build affordable family homes in potential extreme weather locations as well as areas stuck by a natural disaster primarily in the United States by using low cost structural concrete insulated panels as the basic construction methodology. The Company plans to purchase land for development, and to market and build finished homes using local labor.

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

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item’s estimated useful life.

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms.

F-5

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

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company’s preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Financial Instruments

The carrying value of the Company’s financial instruments as reported in the accompanying balance sheet approximates fair value.

F-6

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. In consultation with our Board of Directors, we have identified several accounting principles that we believe are key to understanding of our financial statements. These important accounting policies require management’s most difficult, subjective judgments.

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

Results for the Three Months Ended December 31, 2011 Compared to the Three Months Ended December 31, 2010

	Three Months Ended	Three Months Ended	Increase/
	December 31, 2011	December 31, 2010	(Decrease)
Revenue	$12,455	$0	$12,455
Operating expenses	44,756	18,002	$26,754
Other expenses	8,007	4,500	$3,507
Net (loss)	(40,308)	(22,502)	$17,806
Net (loss) per share	$(0)	$(0)	$(0)

Revenues

We had revenues from operations in the amount of $12,455 for the three months ended December 31, 2011 as compared to revenues of $0 for the three months ended December 31, 2010.

Operating Expenses

Operating expenses increased by $26,754 to $44,756 for the three months ended December 31, 2011, as compared to $18,002 for the three months ended December 31, 2010. The increase arose from an increase in fees from consulting, accounting and legal.

Net Loss

We had a net loss of $40,308 for the three months ended December 31, 2011 compared to a net loss of $22,502 for the three months ended December 31, 2010.

Results for the Nine months Ended December 31, 2011 Compared to the Nine months Ended December 31, 2010

	Nine months Ended	Nine months Ended	Increase/
	December 31, 2011	December 31, 2010	(Decrease)
Revenue	$12,455	$0	$0
Operating expenses	72,014	45,171	$26,843
Other expenses	16,257	13,250	$3,007
Net (loss)	(75,816)	(58,421)	$17,395
Net (loss) per share	$(0)	$(0)	$(0)

Revenues

We had revenues from operations in the amount of $12,455 for the nine months ended December 31, 2011 as compared to revenues of $0 for the nine months ended December 31, 2010.

Operating Expenses

Operating expenses increased by $26,843 to $72,014 for the nine months ended December 31, 2011, as compared to $45,171 for the nine months ended December 31, 2010.

Net Loss

We had a net loss of $75,816 for the nine months ended December 31, 2011 compared to a net loss of $58,421 for the nine months ended December 31, 2010

Liquidity and Capital Resources

We currently have no material commitments for capital expenditures and have no fixed expenses.

Working capital is summarized and compared as follows:

	December 31, 2011	December 31, 2010

Current assets	$132,271	$358
Current liabilities	1,125,253	479,882
Deficit	$(992,982)	$(479,524)

The changes in our working capital are primarily due to an increase in notes payable.

Changes in cash flows are summarized as follows:

Our net cash provided by operations was $47,271 for the nine months ended December 31, 2011 as compared to $9,886 used by operations for the nine months ended December 31, 2010.

During the nine months ended December 31, 2011, we experienced a net loss of $75,816. This included operating expenses in the amount of $59,559 and interest expense of $16,257.

During the nine months ended December 31, 2010, we experienced a net loss of $58,421. This included operating expenses in the amount of $45,171 and interest expense of $13,250.

Cash provided by financing activities for the nine months ended December 31, 2011 and 2010 was $385,000 and $(10,000), respectively.

As of December 31, 2010 and 2011, we owed related parties $277,065 and $248,041, respectively, for working capital advances which were provided to us on an interest-free basis.

We had total principal due under all notes payable at December 31, 2010 and 2011 of $165,000 and $690,000, respectively, all currently due, with accrued interest payable of $34,621 and $31,488, respectively. Interest expense under all notes payable in the fiscal quarters ended December 31, 2010 and 2011 was $8,007 and $4,500, respectively.

At December 31, 2010 and 2011, we had $90,000 in unsecured notes payable due to a corporation controlled by an officer, bearing interest at 10% per annum, plus a 10% fee for late repayment which has been incurred, with all principal and interest currently due.

At December 31, 2010 and 2011, we had $75,000 and $600,000, respectively, in unsecured notes payable due to several individuals, bearing interest at 10% per annum, and with all principal and interest currently due. One of these notes is in the amount of $10,000 and is convertible at $0.10 per share at any time prior to repayment and in the sole discretion of the note holder. The note also carries a 10% fee for late payment which has now been incurred.

Cash used for investing activities for the nine months ended December 31, 2011 and 2010 was $300,000 and $0, respectively.

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

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 – OTHER INFORMATION

There have been no events which are required to be reported under this item.

ITEM 6 – EXHIBITS

Exhibits:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFORDABLE GREEN HOMES INTERNATIONAL

/s/ Michael P. Vahl
Michael P. Vahl
Chief Executive Officer and President
(Principal Executive Officer)

Date: January 9, 2014

